Form 10-Q
period 2021-06-30
Centessa Pharmaceuticals plc
filed 2021-08-16
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-04321
CENTESSA PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3rd Floor
1 Ashley Road
Altrincham
Cheshire WA14 2DT
United Kingdom
(Address of principal executive offices and zip code)

+44 7391 789784
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC*
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC
*Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market, LLC.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 89,899,419 ordinary shares as of August 13, 2021.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in ‘Item 1A - Risk Factors,’ and include, but are not limited to, the following:

• We may not be successful in our efforts to use our differentiated asset-centric business model to build a pipeline of product candidates with commercial value.
• A single or limited number of subsidiaries may comprise a large proportion of our value.
• We face challenges, risks and expenses related to the integration of the operations of our asset-centric Centessa Subsidiaries, as well as the management of the expected growth in the scale and complexity of our operations.
• We, and our subsidiaries have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
• We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
• Our product candidates are in various stages of development, including many in preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability.
• We may not be successful in our efforts to identify, discover, in-license or otherwise acquire additional product candidates and may fail to capitalize on programs or product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.
• Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
• We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials, and the results of clinical development are uncertain.
• Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.
• We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
• We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and if these third parties perform in an unsatisfactory manner, our business could be substantially harmed.
• We could experience manufacturing problems that result in delays in our development or commercialization of our programs or otherwise harm our business.
• If we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology or other product candidates that may be identified, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to the product candidates, and our ability to successfully commercialize the product candidates and other product candidates that we may pursue may be impaired.

Summary of the Material Risks Associated with Our Business (continued)

• The patent protection we obtain for our product candidates and technology may be challenged or not sufficient enough to provide us with any competitive advantage.
• A number of our programs and associated product candidates are heavily dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.
• We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.
• Our international operations may expose us to business, regulatory, legal, political, operational, financial, pricing and reimbursement risks associated with doing business across multiple jurisdictions outside of the United States.
• We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our ADSs less attractive to investors.
• We have material weaknesses in our internal control systems over financial reporting and will need to hire additional personnel and design and implement proper and effective internal controls over financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.
• If we fail to develop or maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
• Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.
• There is substantial uncertainty as to whether we are or will be a “passive foreign investment company” (“PFIC”). If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs;
•our ability to advance our product candidates into, and successfully complete, clinical trials;
•our reliance on the success of our product candidates and our pipeline programs;
•our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
•our ability to become the partner of choice to attract founder-subject matter experts with high conviction programs;
•the timing or likelihood of regulatory filings and approvals;
•the impact of the ongoing COVID-19 pandemic on our business and operations;
•the commercialization of our product candidates, if approved;
•our ability to develop sales and marketing capabilities;

•the pricing, coverage and reimbursement of our product candidates, if approved;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•cost associated prosecuting and maintaining our intellectual property and with defending intellectual property infringement, product liability and other claims;
•legal and regulatory development in the United States, the European Union, the United Kingdom and other jurisdictions;
•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•the potential benefits of strategic collaboration agreements and our ability to negotiate and enter into strategic arrangements;
•our ability to identify collaboration opportunities and to establish and maintain collaborations;
•our ability to obtain additional funding;
•the rate and degree of market acceptance of any approved products;
•developments relating to our competitors and our industry, including competing therapies and our ability to respond to such developments;
•our ability to effectively manage our anticipated growth;
•our ability to attract and retain qualified employees and key personnel;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•our expected use of proceeds of our IPO;
•the future trading price of the ADSs and impact of securities analysts’ reports on these prices; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

You should refer to the section titled “Item 1A. Risk Factors” in this 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot be assured that the forward-looking statements in this 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this 10-Q and the documents that we reference in this 10-Q and have filed as exhibits to this 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$613,759	$7,227
Tax incentive receivable	13,939	2,633
Prepaid expenses and other current assets	15,984	1,305
Total current assets	643,682	11,165
Property and equipment, net	75	—
Tax incentive receivable	—	552
Total assets	$643,757	$11,717
Liabilities, convertible preferred shares, combined deficit and shareholders’ equity
Current liabilities:
Accounts payable	$7,261	$1,032
Accrued expenses and other current liabilities	16,924	1,047
Convertible term notes	—	5,339
Term loans	—	288
Derivative liability	—	913
Total current liabilities	24,185	8,619
Contingent value rights	33,930	—
Total liabilities	58,115	8,619
Commitments and contingencies (Note 7)
Convertible preferred shares (£0.0001 nominal value): No shares authorized issued and outstanding at June 30, 2021; 6,549,205 shares issued and outstanding at December 31, 2020	—	25,521
Combined deficit and shareholders’ equity:
Combined deficit	—	(22,423)
Series A convertible preferred shares: £0.002 nominal value: 22,840,902 shares authorized. No shares issued and outstanding	—	—
Ordinary shares: £0.002 nominal value: 89,899,419 shares authorized, issued and outstanding at June 30, 2021; No shares authorized, issued and outstanding at December 31, 2020	252	—
Additional paid-in capital	866,889	—
Accumulated other comprehensive income (loss)	3,225	—
Accumulated deficit	(284,724)	—
Total combined deficit and shareholders' equity	585,642	3,098
Total liabilities, convertible preferred shares, combined deficit and shareholders' equity	$643,757	$11,717
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Successor		Predecessor
	Three months ended June 30, 2021	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating expenses:
Research and development	18,134	28,276	600	1,871	4,681
General and administrative	11,841	17,436	121	258	638
Change in fair value of contingent value rights	11,312	11,312	—	—	—
Acquired in-process research and development	—	220,454	—	—	—
Loss from operations	(41,287)	(277,478)	(721)	(2,129)	(5,319)
Interest income (expense), net	27	35	(9)	(17)	(34)
Amortization of debt discount	—	—	(37)	(72)	(142)
Other income (expense), net	(191)	(2,699)	—	(10)	(12)
Gain on extinguishment of debt	—	—	—	—	267
Net loss	(41,451)	(280,142)	(767)	(2,228)	(5,240)
Other comprehensive loss:
Foreign currency translation adjustment	1,094	3,315	45	(25)	(731)
Total comprehensive loss	$(40,357)	$(276,827)	$(722)	$(2,253)	$(5,971)

Net loss per ordinary share - basic and diluted	$(0.65)	$(4.89)
Weighted average ordinary shares outstanding - basic and diluted	63,516,656	57,309,693
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc
Consolidated and Combined Statement of Shareholders' Deficit
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	—	—	7,500,000	21	—	$(86)	$(3,149)	$(3,214)
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(1,433)	(1,433)
Balance at January 29, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated and Combined Statement of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3,403	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries	—	—	44,758,079	123	262,575	—	—	262,698
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	—	—	(4,450,000)	(12)	—	—	—	(12)
Stock option exercises	—	—	50,000	—	292	—	—	292
Vesting of ordinary shares	—	—	225,438	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	2,731	—	—	2,731
Foreign currency translation adjustments	—	—	—	—	—	2,221	—	2,221
Net loss	—	—	—	—	—	—	(238,691)	(238,691)
Balance at March 31, 2021	22,840,902	247,847	48,083,517	133	271,796	2,131	(243,273)	278,634
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—
Sale of ordinary shares in connection with initial public offering, net of issuance costs of $8.8 million			16,500,000	47	298,030	—	—	298,077
Sale of ordinary shares in connection with underwriters exercise of option to purchase in full following initial public offering			2,475,000	7	46,052	—	—	46,059
Share-based compensation expense					3,229	—	—	3,229
Foreign currency translation adjustments						1,094	—	1,094
Net loss							(41,451)	(41,451)
Balance at June 30, 2021	—	$—	89,899,419	$252	$866,889	$3,225	$(284,724)	$585,642
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Predecessor Group (Predecessor)
Combined Statement of Convertible Preferred Shares and Combined Deficit
(unaudited)
(amounts in thousands except share data)

	Convertible Preferred Shares						Combined Deficit
	Series A		Series B		Series Seed
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(22,423)
Foreign currency translation adjustments	—	—	—	—	—	—	45
Net loss	—	—	—	—	—	—	(767)
Balance at January 29, 2021	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(23,145)

Centessa Predecessor Group (Predecessor)
Combined Statement of Convertible Preferred Shares and Combined Deficit
(unaudited)
(amounts in thousands except share data)

	Convertible Preferred Shares						Combined Deficit
	Series A		Series B		Series Seed
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(11,857)
Share-based compensation expense	—	—	—	—	—	—	63
Foreign currency translation adjustments	—	—	—	—	—	—	(707)
Net loss	—	—	—	—	—	—	(3,011)
Balance at March 31, 2020	4,337,282	13,329	1,111,923	10,840	1,100,000	1,352	(15,512)
Share-based compensation expense	—	—	—	—	—	—	153
Foreign currency translation adjustments	—	—	—	—	—	—	(25)
Net loss	—	—	—	—	—	—	(2,228)
Balance at June 30, 2020	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(17,612)

The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Successor	Predecessor
	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Six months ended June 30, 2020
Cash flows from operating activities:
Net loss	$(280,142)	$(767)	(5,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	220,454	—	—
Share-based compensation expense	5,960	—	153
Depreciation and amortization	9	—	—
Non-cash interest	—	9	34
Amortization of debt discount	—	(37)	142
Gain on extinguishment of debt	—	—	(267)
Change in fair value of contingent consideration	11,312	—	—
Changes in operating assets and liabilities:
Tax incentive receivable	(5,187)	74	(701)
Prepaid expenses and other assets	(4,783)	681	828
Accounts payable	2,159	(358)	(433)
Accrued expenses and other liabilities	4,706	(589)	30
Net cash used in operating activities	(45,512)	(987)	(5,454)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries	68,038	—	—
Cash paid to acquire in-process research and development	(4,596)	—	—
Purchase of property and equipment	(74)	—	—
Net cash provided by investing activities	63,368	—	—

Cash flows from financing activities:
Proceeds from the sale of Series A convertible preferred shares, net of issuance costs	241,597	—	—
Proceeds from the sale of ordinary shares in connection with initial public offering, net of issuance costs paid in cash	345,833	—	—
Repurchase of ordinary shares	(12)	—	—
Proceeds from option exercises	292	—	—
Net cash provided by financing activities	587,710	—	—
Effect of exchange rate on cash and cash equivalents	3,228	18	(921)
Net increase (decrease) in cash and cash equivalents	608,794	(969)	(6,375)
Cash and cash equivalents at beginning of period	4,965	7,227	16,570
Cash and cash equivalents at end of period	$613,759	$6,258	10,195
Supplemental disclosure of non-cash investing and financing activities:
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$262,698	$—	—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$22,618
Issuance of Series A convertible preferred shares upon conversion of debt	$6,250	$—	—
Forgiveness of convertible term loan	$6,199	$—	—
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	$(12)	$—	—
Unpaid initial public offering issuance costs at June 30, 2021	$1,697	$—	—
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a pharmaceutical company conceived to develop and deliver life-altering and life-enhancing medicines to patients with an asset-centric research and development logic applied at scale. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales.
In January 2021, the management and equity holders of ApcinteX Limited, Capella Biosciences Limited, Inexia Limited, Janpix Limited, LockBody Therapeutics Ltd, Morphogen-IX Limited, Orexia Limited, Palladio Biosciences, Inc., PearlRiver Bio GmbH, Pega-One S.A.S., and Z Factor Limited (together, the “Centessa Subsidiaries”), contributed the Centessa Subsidiaries to Centessa, in a share for share exchange, after which these companies became wholly-owned subsidiaries of Centessa.
As the Company had no significant operations prior to the contribution of the Centessa Subsidiaries, and the registrant was required to present two years of historical financial statements in its prospectus filed with the SEC on June 2, 2021, the Company’s management (“Management”) sought to identify a predecessor, for which it could include audited historical financial statements, to satisfy the filing requirement. As such, Management sought to identify the predecessor from the population of portfolio companies, which would represent a sizable portion of the historical results of the entities later contributed to Centessa.
Entities affiliated with Medicxi manage multiple investment funds, including – Medicxi Ventures I LP, Medicxi Growth I LP, and Medicxi Secondary I LP. In addition, entities affiliated with Medicxi act as sub advisors to Index Ventures Life VI (Jersey) Limited which advises the managing general partner of Index Ventures Life VI (Jersey), L.P. (all funds collectively are referred to as the “Funds”). Management determined the companies owned by Index Ventures Life VI (Jersey), LP individually represent some of the earliest investments by the Funds. These companies (together, the “Centessa Predecessor Group” or the “Group”) are:
•Z Factor Limited (“Z Factor”)
•LockBody Therapeutics Ltd (“LockBody”)
•Morphogen-IX Limited (“Morphogen-IX”)
As the above entities that comprise the Centessa Predecessor Group were historically under the common control of Index Ventures Life VI (Jersey), LP, the financial statements of the Group are being presented on a combined basis and are denoted as “Predecessor” within these unaudited interim financial statements.

Subsequent to the contribution of the Centessa Subsidiaries to Centessa, the financial activities of Centessa and all Centessa Subsidiaries are being presented on a consolidated basis and are denoted as “Successor” within these unaudited interim financial statements.
Initial Public Offering

In June 2021, the Company completed an initial public offering (“IPO”) of its ordinary shares through the sale and issuance of 16,500,000 American Depository Shares, or ADSs, at an initial price of $20.00 per ADS.     Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. Following the close of the IPO, the underwriters fully exercised their option to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company received aggregate net proceeds of $344.1 million in connection with the IPO and subsequent exercise of the underwriter’s options after deducting underwriting discounts, commissions and other offering expenses paid or to be paid.

Risks and Liquidity

The Group and the Company are subject to risks common to other life science companies in various stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations, in the markets in which the Company is seeking approvals, including U.S. Food and Drug

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Administration (“FDA”) regulations. If the Company does not successfully advance its programs, including the Centessa Subsidiaries’ programs, into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability. For more information on risks, please see Part II Item 1A of this Form10-Q – Risk Factors.

The Group and the Company have incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(284.7) million as of June 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development by the Centessa Subsidiaries. Substantial additional capital will be needed by the Company to fund its operations (including those of the Centessa Subsidiaries) and to develop its product candidates.

Based on the current non-risk-adjusted operating plan, the Company expects the cash and cash equivalents as of June 30, 2021 of $613.8 million to fund its operations until the end of 2023.
Global Pandemic – COVID-19
On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of June 30, 2021, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our pre-clinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
2. Summary of Significant Accounting Policies
References to the unaudited interim combined financial statements of the Centessa Predecessor Group refer to three of the eleven Centessa Subsidiaries that were deemed to represent the predecessor entity prior to the Company’s acquisition of the Centessa Subsidiaries in January 2021. The Centessa Predecessor Group includes the combined financial information of Z Factor, Morphogen-IX and LockBody. The successor includes the consolidated financial information of Centessa and all Centessa Subsidiaries subsequent to the acquisition.

Accordingly, the accompanying unaudited interim consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The results of operations contained in the unaudited interim consolidated and combined financial statements include the Centessa Predecessor Group’s combined financial results for the three and six months ended June 30, 2020, and the period from January 1, 2021 through January 29, 2021 and the Company’s consolidated financial results for the three months ended June 30, 2021 and for period from January 30, 2021 through June 30, 2021. The unaudited interim consolidated and combined balance sheets present the combined financial position of the Centessa Predecessor Group as of December 31, 2020 and the consolidated financial position of the Company on June 30, 2021.

The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited combined financial statements of the Centessa Predecessor Group (Predecessor) and related notes as of and for the year ended December 31, 2020 and accompanying audited financial statements of Centessa Pharmaceuticals Limited and related notes as of December 31, 2020 found in the prospectus filed with the SEC on June 2, 2021. The Summary of Significant Accounting Policies included in the Company’s annual financial statements and the Centessa Predecessor Group’s annual combined financial statements that can be found in the prospectus, have not materially changed, except as set forth below.

Basis of Presentation and Combination / Consolidation
The accompanying unaudited interim consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
In the opinion of management, the accompanying unaudited interim consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of June 30, 2021 and the Predecessor’s financial position as of December 31, 2020;

•the Company’s results of operations for the three months ended June 30, 2021 and the period from January 30, 2021 through June 30, 2021, and cash flows for the period from January 30, 2021 through June 30, 2021; and

•the Predecessor’s results of operations for the period from January 1, 2021 through January 29, 2021 and for the three and six month periods ended June 30, 2020 and cash flows for the period from January 1, 2021 through January 29, 2021 and six months ended June 30, 2020.

Operating results for the Company from the period from January 30, 2021 through June 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 30, 2021 through December 31, 2021, or for any future period. The unaudited interim consolidated and combined financial statements, presented herein, do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited combined financial statements and related notes for Centessa Pharmaceuticals Limited and Centessa Predecessor Group found in the prospectus filed with the SEC on June 2, 2021.

The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, its wholly-owned subsidiary, Centessa Pharmaceuticals, Inc. and the wholly-owned Centessa Subsidiaries. The Centessa Predecessor Group’s unaudited interim combined financial statements included the accounts of Z Factor, Morphogen-IX and LockBody. All intercompany accounts and transactions have been eliminated in consolidation and combination.
Segments

Operating segments are defined as components of an enterprise with separate discrete information available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group (Predecessor) view its operations and manage its business as one segment.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net loss or comprehensive loss.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars (USD), the reporting currency of the Company. The functional currency of the Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated and combined statements of operations and comprehensive loss within Other income (expense), net.

Since its formation in October 2020, the functional currency of Centessa Pharmaceuticals plc had been British pounds (GBP), as Centessa Pharmaceutical plc’s primary activities were formation, related transaction costs, primarily denominated in GBP, the acquisition of Centessa subsidiaries predominantly with operations in GBP and the issuance of shares (with a GBP nominal value) as consideration in the acquisition.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

Beginning in the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc, changed from GBP to USD. The change in functional currency is the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in its U.S. based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (Nasdaq). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.

The change in functional currency for Centessa Pharmaceuticals plc is applied on a prospective basis beginning as of the second quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss. The Company reclassified the presentation of foreign currency gains and losses recognized first quarter of 2021 from General & administration expense to Other income (expense), net to conform to the current period financial statement presentation.
Use of Estimates
The preparation of unaudited interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited interim consolidated and combined financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated and combined financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include share-based compensation assumptions, derivative liability and contingent value rights assumptions, accrued research and development expenses, and, prior to the IPO, the fair value of the Company’s ordinary shares.
Property and Equipment, net
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three years. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. As of June 30, 2021, the Company had $74,800 of property and equipment, net and primarily comprised of computer equipment. Depreciation expense was $5,434 and $6,807 for the three months ended June 30, 2021 and for the period from January 30, 2021 through June 30, 2021, respectively.
Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of June 30, 2021, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Contingent Value Rights

The fair value of the contingent value rights liability represents the estimated future payments that will be settled by issuing a variable number of shares and that are contingent upon the achievement of a specified development milestone for Palladio Biosciences, Inc.’s product candidate. The fair value of the contingent value rights is based on the cumulative probability of achieving the specified milestone which is currently expected during the first quarter of 2022. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”), consists of the initial up-front payments incurred in connection with the acquisition or licensing of products or technologies in transactions that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations.
Share-Based Compensation

The Company and the Predecessor measure share-based awards at their grant-date fair value and record compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company and the Predecessor’s ordinary shares, and, for stock options, the expected life of the options and share price volatility. The Company and the Predecessor account for forfeitures of stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected life of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For share price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Awards granted for ordinary shares of Centessa Pharmaceuticals plc (Successor) are accounted for as restricted share-based awards. The estimated fair value of the restricted shares is based upon the estimated fair value of Centessa Pharmaceutical plc’s (Successor) ordinary shares at grant date.
Net Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net loss by the aggregate weighted-average number of ordinary shares outstanding. Diluted loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred shares, stock options, unvested restricted ordinary shares and convertible debt which would result in the issuance of incremental ordinary shares. For diluted net loss per ordinary share, the weighted-average number of ordinary shares is the same for basic net loss per ordinary share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended June 30, 2021 and for the period from January 30, 2021 through June 30, 2021, as they would be anti-dilutive.

Unvested ordinary shares	988,342
Stock options	10,530,410
11,518,752

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Recently Issued Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10-Codification Improvements. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update do not change U.S. GAAP and, therefore, are not expected to result in a significant change in practice. Section A was removed from the final update of ASU 2020-10. Section B of this update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Section C of this update contains Codification improvements that vary in nature. The Company adopted ASU 2020-10 on January 30, 2021 and it did not have a material impact to the Company’s unaudited interim consolidated and combined financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “(Subtopic 470-20): Debt—Debt with Conversion and Other Options” (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Group), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 to the unaudited interim consolidated and combined financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its unaudited interim consolidated and combined financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2019-12 and its impact on the unaudited interim consolidated and combined financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for finance and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of adoption to the unaudited interim consolidated and combined financial statements and related disclosures.

3. Acquisition of Centessa Subsidiaries
In January 2021, the Company entered into a merger agreement with the Centessa Subsidiaries whereby the Company acquired 100% of the outstanding Centessa Subsidiaries’ shares in exchange for, in aggregate, 44,758,079 ordinary shares of the Company. In addition, the Company issued certain contingent value rights to the selling shareholders of Palladio Biosciences, Inc.
As part of the acquisition, the Company issued replacement equity awards to select employees and consultants of certain Centessa Subsidiaries. The awards consisted of options and restricted shares with vesting provisions generally consistent with the original awards prior to the acquisition. The Company determined that a portion of the fair value of the replacement awards should be a component of consideration paid to acquire the Centessa Subsidiaries, with the remaining value of the award accounted for as post-combination share-based compensation expense.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The acquisition of each Centessa Subsidiary has been treated as a separate asset acquisition as the Company determined that none of the Centessa Subsidiaries meet the definition of a business due to substantially all of the fair value of each entity being concentrated in a single asset or group of assets which represent the IPR&D or the entity did not have the requisite inputs and substantive processes to be considered a business. The Company’s acquired IPR&D expense of $223.6 million, of which $3.1 million was in connection with transaction costs recognized prior to January 30, 2021, and reflects the fair value of consideration ascribed to the product candidates in each subsidiary, as the Company determined the assets had no alternative future use.
The total purchase price for the asset acquisitions was calculated as follows (amounts in thousands):

Estimated fair value of Centessa ordinary shares issued	$261,387
Estimated fair value of replacement equity awards allocated to consideration paid	1,310
Estimated fair value of contingent value rights	22,618
Transaction costs	4,597
Total consideration given	$289,912
The following table summarizes the assets acquired and liabilities assumed as of the acquisition date for the asset acquisitions (in thousands):

Assets acquired:
Cash and cash equivalents	$68,038
Tax incentive receivable	8,752
Prepaid expenses and other current assets	2,551
Other assets	203
In-process research and development assets	223,593
Total assets acquired	303,137

Liabilities assumed:
Accounts payable	3,607
Accrued expenses and other current liabilities	3,128
Convertible notes	6,199
Loan with related party	291
Total liabilities assumed	13,225
Net assets acquired	$289,912
The Company’s determinations of the fair value of the ordinary shares were performed using methodologies, approaches and assumptions in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (“Practice Guide”). In accordance with the Practice Guide, the Centessa Successor considered the following methods for allocating the enterprise value across its classes and series of capital shares to determine the fair value of its ordinary shares at each valuation date.
•Option Pricing Method (“OPM”). The OPM estimates the value of the ordinary equity of the Company using the various inputs in the Black-Scholes option pricing model. The OPM treats the rights of the holders of ordinary shares as equivalent to that of call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of the Company’s convertible preferred shares, as well as their rights to participation, and the share prices of the outstanding options. Thus, the value of the ordinary shares can be determined by estimating the value of its portion of each of these call option rights. Under this method, the ordinary shares have value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale. Given the ordinary shares represents a non-marketable equity

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
interest in a private enterprise, an adjustment to the preliminary value estimates had to be made to account for the lack of liquidity that a shareholder experiences. This adjustment is commonly referred to as a discount for lack of marketability (“DLOM”).
•Probability-Weighted Expected Return Method (“PWERM”). The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes considered by the Company, as well as the economic and control rights of each share class.
•Hybrid Method. The Hybrid Method is a hybrid between the PWERM and OPM, estimating the probability-weighted value across multiple scenarios, but using the OPM to estimate the allocation of value within one or more of those scenarios. Weighting allocations are assigned to the OPM and PWERM methods factoring possible future liquidity events.
The Company estimated the fair value of its ordinary shares based on the Hybrid Method. Subjective factors considered by the Company’s board of directors and management included the pending addition of new executive members and the election of new independent directors to the Company’s board of directors, as well as definitive plans to undertake an IPO. There are significant judgments and estimates inherent in the determination of the fair value of ordinary shares. These judgments and estimates include assumptions regarding the Company’s future operating performance, the time to complete an initial public offering or other liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, its ordinary shares could have been significantly different.
At the time of the acquisitions, all outstanding unvested share-based awards of the Centessa Predecessor Group vested immediately. The unrecognized compensation expense of $4.1 million was recognized at the time of the acquisitions.
In connection with the acquisition of the Centessa Subsidiaries, the Company issued contingent value rights (CVR), to former shareholders and option holders of Palladio. The CVR represent the contractual rights to receive payment of $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent CVR milestone, if triggered, will be settled through the issuance of the Company’s ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date.

The Company determined that the CVR should be accounted for as a liability in accordance with ASC 480. Accordingly, the fair value of the contingent consideration is assessed quarterly until settlement. To estimate the fair value of the contingent consideration, the Company applied a cumulative probability of achieving the clinical milestone and applied it to the potential payout. While the Company will consider the status and on-going results of the Phase 3a safety study (designated the ALERT Study), an open-label study for which enrollment is on-going, the Company intends to commence the Phase 3 pivotal study (designated the ACTION study) in parallel with the ALERT Study. Therefore, the probability of commencing the ACTION study and dosing the first patient is high and the milestone is currently expected in the first quarter of 2022. The cumulative probability of dosing the first patient in the ACTION Study was applied to the CVR payout to arrive at a fair value of $22.6 million as of the acquisition date of the Centessa Subsidiaries. The change in fair value from the date of acquisition to June 30, 2021 of $11.3 million is reflected in the consolidated and combined statement of operations and comprehensive loss, and results in a fair value of the CVR liability as of June 30, 2021 of $33.9 million.
4. Fair Value Measurement
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expense and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1:    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:    Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2021 (Successor)
Liabilities
Contingent Value Rights	$—	$—	$33,930

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020 (Predecessor)
Liabilities
Derivative liability	$—	$—	$913

The Centessa Predecessor Group evaluated a redemption feature within the convertible term notes and determined bifurcation of the redemption feature was required. The redemption feature is classified as a liability on the accompanying consolidated and combined balance sheet at December 31, 2020. The liability is marked-to-market each reporting period with the changes in fair value recorded in the unaudited interim consolidated and combined statements of operations and comprehensive loss until it is settled. The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. The fair value of the derivative was estimated primarily on the probability of the next fund raising occurring and the timing of such event. Upon completion of the acquisition of the Centessa Subsidiaries in January 2021, the derivative liability was settled and is no longer subject to remeasurement.
The acquisition-date fair value of the contingent valuation rights liability represents the future payments that are contingent upon the achievement of a specified development milestone for Palladio’s product candidate. The fair value of the contingent value rights is based on the cumulative probability of achieving the specified milestone which is currently expected during the first quarter of 2022. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the unaudited interim consolidated and combined statement of operations and comprehensive loss until it is settled.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Derivative Liability
Balance at January 1, 2021 (Predecessor)	$—	$913
Additions	—	—
Change in fair value	—	—
Settlements	—	(913)
Balance at January 29, 2021 (Predecessor)	$—	$—
Balance at January 30, 2021 (Successor)	$—	$—
Additions	22,618	—
Balance at March 31, 2021 (Successor)	22,618	—
Change in fair value of contingent value rights	11,312	—
Balance at June 30, 2021 (Successor)	$33,930	$—
5. Balance Sheet and Combined Deficit Components
Prepaid expenses and other current assets consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
D&O Insurance	$10,234	$9
Research and development costs	3,941	992
Value added tax receivable	1,365	298
Other	444	6
	$15,984	$1,305
Accrued expenses and other current liabilities consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
D&O Insurance	$8,367	$—
Research and development expenses	3,984	1,001
Professional fees	3,271	37
Personnel related expenses	907	—
Other	395	9
	$16,924	$1,047

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Combined deficit of the Centessa Predecessor Group at December 31, 2020 consisted of the following (in thousands):

Predecessor
December 31, 2020
Morphogen-IX deficit
Ordinary shares	$13
Additional paid-in capital	364
Accumulated other comprehensive income	629
Accumulated deficit	(9,225)
Total Morphogen-IX deficit	$(8,219)
Z Factor deficit
Ordinary shares	$12
Additional paid-in capital	461
Accumulated other comprehensive income	139
Accumulated deficit	(8,568)
Total Z Factor deficit	$(7,956)
LockBody deficit
Ordinary shares	$—
Additional paid-in capital	—
Accumulated other comprehensive income (loss)	(196)
Accumulated deficit	(6,052)
Total LockBody deficit	$(6,248)
Total combined deficit	$(22,423)
6. Debt
Centessa Pharmaceuticals Limited Convertible Term Notes
In December 2020, the Company entered into a convertible loan agreement (the Agreement) with Medicxi Growth, whereby the Company issued $5.0 million of unsecured convertible term notes to Medicxi Growth. The convertible loans were issued as a bridge financing in contemplation of completing the Series A financing within the next six months. The convertible term notes had a stated interest rate of 8% per annum, which was not payable until settlement of the principal, being the maturity date June 29, 2021. Upon completion of the Company’s Series A preferred financing in January 2021, the Company issued 568,181 shares of its Series A convertible preferred shares and settled all outstanding principal and unpaid interest associated with the convertible term notes.
LockBody Therapeutics Ltd Convertible Term Notes

In July 2019, LockBody entered into a convertible term note agreement to issue up to £5.0 million of convertible term notes of which £3.0 million was received in July 2019 and an additional £1.0 million was received in November 2020.
The convertible term notes had a stated interest rate of 2% per annum, which was not payable until settlement of the principal, being the maturity date of August 2, 2021.
The principal and accrued interest due under the convertible term notes converts:
•into the class of LockBody’s shares issued in LockBody’s next qualified fund raising, at a conversion price after applying a 20% discount to the purchase price per share paid for the shares.
•on a change of control, at a conversion price after applying a 50% discount to the purchase price per share paid for the shares.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
As a result of the fact that the convertible term notes were convertible into a variable number of preferred shares, the Centessa Predecessor Group evaluated the conversion provision as a redemption feature. The redemption feature was evaluated as an embedded derivative and bifurcated from the convertible term notes due to the substantial premium paid upon redemption and accounted for as a derivative instrument. Upon bifurcating the redemption feature, the Group recorded aggregate debt discounts of $0.7 million that is recognized in interest expense over the term of the convertible term notes. The notes and the derivative liability were assumed in connection with the acquisition of the Centessa Subsidiaries in January 2021 and immediately forgiven. The forgiveness was recognized as $6.2 million contribution within the Successor consolidated statement of shareholders’ equity during the period from January 30, 2021 through June 30, 2021.

7. Commitments and Contingencies
Commitments
As of June 30, 2021, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $18.9 million, of which the Company expects to pay $15.8 million within one year and the remaining $3.1 million over one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Group accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
The Company, to its knowledge, is not a party to any litigation as of June 30, 2021, that, if determined adversely, would have a material adverse effect on its business and operations.
8. Convertible Preferred Shares
As of December 31, 2020, the Centessa Predecessor Group had Series A, Series B and Seed Series convertible preferred shares outstanding that were subject to redemption under certain “deemed liquidation” events, as defined in each of the Centessa Predecessor Group entities’ articles of association. The Series A, Series B and Seed Series convertible preferred shares are classified outside of combined deficit as the deemed liquidation events are outside of the each of the Centessa Predecessor Group entities’ control. Upon consummation of the acquisition of the Centessa Subsidiaries, all outstanding convertible preferred shares of the Centessa Predecessor Group were converted into ordinary shares of the Centessa Predecessor Group and ultimately exchange for ordinary shares of Centessa Pharmaceuticals Limited at the time of acquisition. Immediately following the acquisition, the Centessa Subsidiaries became wholly-owned subsidiaries of the Centessa Pharmaceuticals Limited whereby no convertible preferred shares were issued and outstanding at the Centessa Subsidiaries level.
Ordinary Shares
Ordinary shares confer upon its holders voting rights, the right to receive cash and stock dividends, if declared, and the right to share in excess assets upon liquidation of the Company. The holders of ordinary shares are entitled to one vote per share. In January 2021, the Company issued 45,137,984 ordinary shares in connection with the acquisition of the Centessa Subsidiaries of which 379,905 shares were replacement share-based awards and subject to future vesting requirements. Concurrent with the acquisition, the Company repurchased 4,450,000 of its A ordinary shares from several of its founders for a nominal amount.
Series A Convertible Preferred Shares
In January 2021, the Company sold 22,272,721 shares of its Series A convertible preferred shares at a purchase price of $11.00 per share in exchange for gross proceeds of $245.0 million. Upon completion of the Series A preferred financing, the Company

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
issued 568,181 Series A convertible preferred shares upon settling the outstanding principal, unpaid interest, and bifurcated derivative liability associated with its convertible term notes.
Dividends
The holders of Preferred Shares are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2021, no dividends have been declared and no Preferred Shares are outstanding.
Voting
Each preferred share is entitled to a vote on an as-converted basis and certain significant Group events require majority approval from the preferred shareholders as a separate class.
Conversion
Each preferred share is convertible, at the holder’s option, into such number of ordinary shares on a one-to-one basis and equal to the conversion price then in effect. The conversion price is subject to adjustments for splits, dividends, distributions and other similar recapitalization events. Upon consummation of a qualified initial public offering of the Company’s securities, the preferred shares would automatically convert into ordinary shares.
Liquidation Preference
Upon the liquidation, sale, or merger of the Company (collectively, the Liquidation), the preferred shareholders are entitled to receive an amount equal to the original issuance price plus any unpaid declared dividends. If there are additional available assets from the liquidation after the initial liquidation payments, the remaining available assets will be distributed to the ordinary shareholders.
9. Share-based Compensation
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated and combined statements of operations and comprehensive loss (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2021	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Research and development	$924	$2,041	$—	$90	$153
General and administrative	2,305	3,919	—	—	—
	$3,229	$5,960	$—	$90	$153
Centessa Pharmaceuticals plc (Successor) Stock Options
In January 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the 2021 Plan). The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 19,192,910 of which 8,662,500 shares were available for future grants as of June 30, 2021. The Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The following table summarizes stock option activity for the period from January 30, 2021 through June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 30, 2021	—
Granted	11,414,307	$6.89
Exercised	(50,000)	$5.84
Forfeited	(833,897)	$5.84
Balance at June 30, 2021	10,530,410	$6.98	9.6
Exercisable at June 30, 2021	518,857	$4.40	7.6
The weighted-average grant date fair value of options granted was $6.98 per share for the period from January 30, 2021 through June 30, 2021. As of June 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $41.8 million, which the Company expects to recognize over a weighted-average period of 2.4 years.
Based on the trading price of $21.22 per ADS, which is the closing price as of June 30, 2021, the aggregate intrinsic value of options as of June 30, 2021 was $160.4 million, of which $9.2 million is related to vested options.
During the period from January 30, 2021 through June 30, 2021, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term (in years)	5.84
Expected stock price volatility	65.51%
Risk-free interest rate	0.85%
Expected dividend yield	0%
Estimated fair value of ordinary share	$6.98
Restricted Share Awards
In connection with the acquisition of the Centessa Subsidiaries, the Company issued 379,905 ordinary shares subject to future vesting. In the three months ended June 30, 2021, the Company issued 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards are based upon the estimated fair value of the Company’s ordinary shares at the time of grant.
The following table summarizes ordinary share activity for the period from January 30, 2021 through June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 30, 2021	—
Granted	1,213,802	$15.57
Vested	(225,460)	$5.84
Unvested at June 30, 2021	988,342	$17.79
As of June 30, 2021, the total unrecognized compensation expense related to unvested ordinary shares was $16.7 million, which the Company expects to recognize over a weighted-average period of 2.5 years.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
10. Licensing Arrangements
In connection with the acquisition of the Centessa Subsidiaries, the Company acquired the following licensing arrangements:
Z Factor Limited License Agreement
In 2015 and subsequently amended in 2017, Z Factor entered into an exclusive worldwide license agreement to further develop and commercialize, small molecule chaperones to correct the folding of Z-A1AT for the treatment of kidney and lung disease. The Group is solely responsible for, and is required to use commercially reasonable efforts to, research, develop, manufacture and commercialize the licensed technology, at its own costs. The Group is also responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. The Group is obligated to make up to $0.5 million (£0.4 million at an exchange rate of 0.73) in payments upon the achievement of development and regulatory milestones. In addition, the Group is obligated to fund any patent related costs associated with the licensed technology. No expenses were incurred during the three months ended June 30, 2021 and 2020, the period from January 1, 2021 through January 29, 2021 and the period from January 30, 2021 through June 30, 2021 in connection with the license agreement.
Morphogen-IX  Limited License Agreement
In 2015, Morphogen-IX entered into an exclusive worldwide license agreement to further develop and commercialize, the licensed technology for PAH. The Company is responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. The Company is obligated to make up to $1.0 million (£0.8 million at an exchange rate of 0.73) in payments upon the achievement of development and regulatory milestones. The Company is also obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event the Group sublicenses the approved technology. In addition, the Company is obligated to pay an annual licensing fee and obligated to fund any patent related costs associated with the licensed technology. No expenses were incurred during the three months ended June 30, 2021 and 2020, the period from January 1, 2021 through January 29, 2021 and the period from January 30, 2021 through June 30, 2021 in connection with the license agreement.
Palladio Biosciences Inc. Lixivaptan License Agreement
Palladio entered into an exclusive worldwide license agreement to further develop and commercialize Lixivaptan, a nonpeptide selective vasopressin V2 receptor antagonist for the treatment of ADPKD. In relation to the purchase of the license, the Company is obligated to make certain contingent consideration payments to the seller in the event a Licensed Product is commercialized. Such payments are structured as a tiered percentage of net sales and capped at $32.5 million. The Company is obligated to make up to $16.3 million in commercial milestone payments. In addition, the Company is obligated to make future royalty payments (the first $19.0 million of which would be due to Pfizer) at low to mid single digit royalty rates for net product sales and is subject to adjustment in the event the Company sublicenses the approved technology. The Company incurred no expense during the period from January 30, 2021 through June 30, 2021 in connection with the license agreement.
ApcinteX Limited SerpinPC License Agreement
ApcinteX entered into an exclusive, sublicensable, worldwide license agreement with Cambridge Enterprise Limited (“CE”), to further develop and commercialize the patented technology held by CE for modified serpins for the treatment of bleeding disorders through the use of rational and random mutagenesis associated with the patented technology. The Company is solely responsible for, and is required to use commercially reasonable efforts to, research, develop, manufacture and commercialize the patented technology, at its own costs. The Company is obligated to make up to $1.0 million (£0.7 million at an exchange rate of 0.73) in development and regulatory milestone payments and low single digit royalty rates for net product sales. The Company incurred no expense during the period from January 30, 2021 through June 30, 2021 in connection with the license agreement.
Pega-One S.A.S. License Agreement with Hoffman-La Roche
Pega-One entered into, and subsequently amended, a license agreement with Hoffman La Roche Ltd, or Roche, to discover, develop and commercialize GA201 which is a glycoengineered anti-EGFR monoclonal antibody imgatuzumab for the treatment of cutaneous squamous cell carcinoma and other solid tumor indications. The Company retains an exclusive worldwide sublicensable royalty bearing license. Pega-One made an upfront payment of $2.0 million and is obligated to pay up to $16.0

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
million upon the achievement of development and regulatory milestones and up to $125.0 million in commercial milestones subject to potential increase if Pega-One undergoes a change in control transaction before a specified event for a specific indication. Pega-One is also obligated to pay Roche tiered royalties on net sales of the licensed product at rates ranging from a mid to high single percentage, on a country-by-country and product-by-product basis and is subject to adjustments in the event the Company sublicenses the approved technology. In addition, Pega-One is obligated to reimburse Roche for annual patent related costs incurred related to the license. Upon consummation of a strategic transaction or an initial public offering of the Pega-One’s ordinary shares, as defined in the license agreement, Roche is entitled to receive a minimum of 10% of the consideration received by the Company. Such consideration was received in connection with the acquisition of the Centessa Subsidiaries in January 2021.
Janpix Limited License Agreement
Janpix entered into an exclusive worldwide license agreement to further develop and commercialize the licensed compounds. Janpix is obligated to make up to $30.0 million in development and commercial milestone payments. In addition, Janpix is obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales.
Capella Biosciences Limited License Agreement
Capella entered into a license agreement with Lonza Sales AG to further evaluate, develop and commercialize licensed compounds for therapeutic use. Capella is obligated to make additional payments contingent upon approval to advance through additional stages of the process. Capella is obligated to make up to $5.0 million in development and commercial milestone payments. Capella is also obligated to make future commercial royalty payments at low single digit royalty rates for net product sales and is subject to adjustment in the event Capella sublicenses the approved technology. The Company incurred approximately $13,600 and $74,900 in expense related to the license agreement during the three months ended June 30, 2021 and for the period from January 30, 2021 through June 30, 2021, respectively.
PearlRiver Bio GmbH License and Collaboration Agreement with Lead Discovery Center GmbH for Exon20
In March 2019, PearlRiver Bio GmbH entered into an exclusive worldwide license agreement with Lead Discovery Center GmbH, or LDC, to further develop and commercialize, the licensed technology for Exon20. PearlRiver is responsible for supplying all active pharmaceutical ingredients and finished drug products for exploitation. PearlRiver is obligated to make up to $33.0 million (€27.0 million at an exchange rate of 0.82) in payments upon the achievement of development and regulatory milestones and $18.3 million (€15.0 million at an exchange rate of 0.82) upon the achievement of commercial milestones. PearlRiver is also obligated to make future commercial royalty payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event PearlRiver sublicenses the approved technology. In addition, PearlRiver is obligated to fund any patent related costs associated with the licensed technology.
Concurrent with entering into the license agreement, PearlRiver entered into a collaboration arrangement with LDC whereby LDC is providing ongoing research and development services to PearlRiver. PearlRiver recognizes research and development expenses associated with the collaboration as services are provided.
PearlRiver Bio GmbH License Agreement with Lead Discovery Center GmbH for C797
PearlRiver entered into an exclusive worldwide license agreement with Lead Discovery Center GmbH, or LDC, to further develop and commercialize, the licensed technology for C797S. PearlRiver is responsible for supplying all active pharmaceutical ingredients and finished drug products for exploitation. PearlRiver is obligated to make up to $9.5 million (€7.8 million at an exchange rate of 0.82) in payments upon the achievement of development and regulatory milestones and $12.2 million (€10.0 million at an exchange rate of 0.82) upon the achievement of commercial milestones. PearlRiver is also obligated to make future commercial milestone payments at low single digit royalty rates for net product sales and is subject to adjustment in the event the PearlRiver sublicenses the approved technology. In addition, PearlRiver is obligated to fund any patent related costs associated with the licensed technology.
Orexia Therapeutics Limited Research Collaboration and License Agreement
Orexia entered into a world-wide exclusive research collaboration and license agreement with X-Chem, Inc, or X-Chem, to further develop and commercialize, the licensed technology for the OX2. Orexia is responsible for supplying all active

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
pharmaceutical ingredients and finished drug products for exploitation. Orexia is required to make payments contingent upon approval to advance to particular series. Orexia is obligated to make up to $24.8 million in payments upon the achievement of development and regulatory milestones and $60 million upon the achievement of commercial milestones. Orexia is also obligated to make future commercial milestone payments at low single digit royalty rates for net product sales and is subject to adjustment in the event the Orexia sublicenses the approved technology.
Orexia Therapeutics Limited Amended and Restated License, Assignment, and Research Services Agreement
In January 2019, Orexia entered into an exclusive worldwide license agreement with Heptares Therapeutics Limited, or Heptares, to further develop and commercialize, the licensed technology for Orexin Agonist. Orexia is responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. Orexia is obligated to make up to $17.2 million (£12.6 million at an exchange rate of 0.73) in payments upon the achievement of development and regulatory milestones. Orexia is also obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event the Orexia sublicenses the approved technology. In addition, Orexia is obligated to fund any development related costs associated with the licensed technology.
Inexia Limited Amended and Restated License, Assignment, and Research Services Agreement
Inexia and Heptares entered into a license and research service agreement whereby Heptares granted an exclusive, sublicensable worldwide license to further develop, manufacture and commercialize licensed technology for the development of intranasal orexin receptor antagonist. In addition, Heptares is responsible for certain research and development activities and the parties formed a joint research committee to oversee and manage related research and development activities.
Per the agreement Inexia is to pay Heptares for research and development services based on providing full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. In addition, Inexia is obligated to make up to $16.6 million in development milestone payments (£12.1 million at an exchange rate of 0.73). In April 2021, Orexia, Inexia and the Company executed an Intra Group Sales Agreement whereby Inexia assigned the rights to its business and assets (including these licenses) to Orexia for nil consideration.
Inexia Limited License Agreement with OptiNose
Inexia and OptiNose AS, or OptiNose, entered into a license agreement whereby the Inexia was granted an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to OptiNose’s Exhalation Delivery System, or EDS, and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation. Inexia is solely responsible for all costs and activities related to its identification, development, and commercialization of products under the license agreement.
Inexia is obligated to make up to $8.0 million and $37.0 million in development and commercial milestone payments, respectively. In addition, OptiNose is eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the license agreement. In April 2021, Orexia, Inexia and the Company executed an Intra Group Sales Agreement whereby Inexia assigned the rights to its business and assets (including these licenses) to Orexia for nil consideration.
11. Related Party Transactions
Term loans with Ultrahuman
The Centessa Predecessor Group entered into term loan agreements with Ultrahuman Nine and Ultrahuman Ten which are entities with common ownership with the Centessa Predecessor Group and with the Company.
The term loans have a stated interest rate of 2% per annum above the Bank of England official rate and the outstanding balances are repayable on demand of the lenders. The Bank of England official rate was 0.10% at June 30, 2020 and 2021, respectively.
The outstanding balance of the term loan with Ultrahuman Eleven was forfeited by the lender in February 2020, from which a gain on extinguishment of debt of $264,000 is recognized in the combined statements of operations and comprehensive loss for

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Centessa Predecessor Group during the six months ended June 30, 2020. The outstanding balance of the term loans with Ultrahuman Nine and Ultrahuman Ten was cancelled in June 2021.
During the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, the Centessa Predecessor Group recognized interest expense of $2,500, $5,000, and $1,000, respectively, in connection with the Ultrahuman loans. During the three months ended June 30, 2021 and for the period from January 30, 2021 through June 30, 2021, the Company recognized interest expense of $1,000 and $3,000, respectively, in connection with the loan.
Support service agreement with Ultrahuman services
The Centessa Predecessor Group entered into a Support Service Agreement with Ultrahuman Limited. Ultrahuman Limited provides scientific and operational consultancy services and other support services.
Costs incurred associated with this contract were $0.2 million, $0.3 million, and $48,000 for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss. The contract was terminated in connection with the acquisition of the Centessa Subsidiaries.
Master services agreements with The Cambridge Partnership Limited
The Centessa Predecessor Group entered into Master Services agreements with The Cambridge Partnership Limited for accounting and administrative services. Costs incurred associated with these contracts were $28,000, $52,000, and $17,000 for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within general and administrative expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
David Grainger is a director and shareholder of The Cambridge Partnership and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021.
Master services agreements with The Foundry (Cambridge) Limited
The Centessa Predecessor Group entered into Master Services agreements with The Foundry (Cambridge) Limited. Costs incurred associated with these contracts were $11,000, $23,000, and $4,000 for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within general and administrative expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
David Grainger is a director and shareholder of The Foundry (Cambridge) Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021.
Master Services agreements with RxCelerate Limited
The Centessa Predecessor Group entered into Master Services agreements with RxCelerate Limited to provide drug discovery services. Costs incurred associated with this contract were $0.8 million, $2.3 million, and $0.4 million for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
David Grainger is a director and shareholder of RxCelerate Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021.
Master Services agreements with RxBiologics Limited
The Centessa Predecessor Group entered into Master Services agreements with RxBiologics Limited to provide biologics drug discovery services. Costs incurred associated with this contract were $0, $9,000, and $14,000 for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
William Finlay is a director and shareholder of RxBiologics Limited and was a director of LockBody until he resigned on January 29, 2021.
Master Services agreements with Cambridge Protein Works

The Centessa Predecessor Group entered into Services agreements with Cambridge Protein Works to provide pure proteins for research and development purposes. Costs incurred associated with this contract were $0, $11,000, and $0 for the three and six months ended June 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, and $145,000 for the three months ended June 30, 2021 and for the period from January 30, 2021 through June 30, 2021, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.

Jim Huntington is a director and shareholder of Cambridge Protein Works and is the Chief Executive Officer of ApcinteX and Z Factor.

Cost Reimbursements
During the period from January 30, 2021 through June 30, 2021, the Centessa Successor reimbursed an aggregate of $1.4 million to several shareholders for costs paid on behalf of the Centessa Successor in connection with acquisition of the Centessa Subsidiaries and the sale of the Centessa Successor Series A preferred shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated and combined financial statements and related notes thereto of the Centessa Predecessor Group (“Predecessor”) and Centessa Pharmaceuticals, plc (“Successor”), included elsewhere herein and the audited financial statements and notes thereto for the year ended December 31, 2020 for the Predecessor and the audited financial statements of Centessa Pharmaceuticals Limited for the period from October 26, 2020 (inception) through December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our IPO prospectus dated June 2, 2021 (the “Prospectus”) filed with the Securities and Exchange Commission (“SEC”). In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Overview and Format of Presentation
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a pharmaceutical company conceived to develop and deliver life-altering and life-enhancing medicines to patients with an asset-centric research and development logic applied at scale. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales.
In January 2021, the management and equity holders of ApcinteX Limited, Capella Biosciences Limited, Inexia Limited, Janpix Limited, LockBody Therapeutics Ltd, Morphogen-IX Limited, Orexia Therapeutics Limited, Palladio Biosciences, Inc., Pearl River Bio GmbH, Pega-One S.A.S., and Z Factor Limited (together, the “Centessa Subsidiaries”), contributed the Centessa Subsidiaries to Centessa, in a share for share exchange, after which these companies became wholly-owned subsidiaries of Centessa.
Subsequent to the contribution of the Centessa Subsidiaries to Centessa, the financial activities of Centessa and all Centessa Subsidiaries are being presented on a consolidated basis and are denoted as “Successor” within management’s discussion and analysis of the unaudited interim financial statements. The historical financial condition and results of operations for the periods presented may not be comparable due to the difference in basis of accounting for the Centessa Predecessor Group and Centessa Pharmaceuticals plc (previously Centessa Pharmaceuticals Limited). Prior to the acquisition of the Centessa Subsidiaries on January 29, 2021, the Centessa Predecessor Group consisted of three separate legal entities. Following the acquisition of the Centessa Subsidiaries, Centessa Pharmaceuticals plc consists of 14 legal entities.

Centessa Subsidiaries

Palladio Biosciences, Inc.

Palladio Biosciences, Inc. (“Palladio”) is a clinical-stage biotechnology company founded in 2015 to develop lixivaptan, an oral, non-peptide antagonist of the V2 receptor as a therapeutic agent to treat autosomal dominant polycystic kidney disease (“ADPKD”). Palladio’s development program is designed to show that lixivaptan can slow the decline in renal function that is typically observed in ADPKD patients while avoiding the liver safety issues associated with JYNARQUE®, a form of branded tolvaptan indicated for ADPKD, which is the only drug currently approved for ADPKD.

ApcinteX Limited

ApcinteX Limited (“ApcinteX”) is a clinical-stage biotechnology company founded in 2014 to focus on developing SerpinPC for the treatment of Hemophilia A (HA) and Hemophilia B (HB). Hemophilia is a rare bleeding disorder that is caused by a deficiency of thrombin generation upon vascular damage. SerpinPC, a biologic of the serpin family of proteins, is designed to allow more thrombin to be generated by inhibiting Activated Protein C (“APC”). SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status, and may also prevent bleeding associated with other bleeding disorders.

Pega-One SAS

Pega-One SAS (“Pega-One”) was founded in 2019 to develop imgatuzumab (“GA201”), a non-fucosylated anti-EGFR tumor-targeting monoclonal antibody (“mAb”) with enhanced antibody-dependent cellular cytotoxicity (“ADCC”) and antibody-dependent cellular phagocytosis (“ADCP”) properties licensed from Roche. Pega-One is initially developing imgatuzumab as an investigational agent for the treatment of cutaneous squamous cell carcinoma (“CSCC”).

Z Factor Limited *

Z Factor Limited (“Z Factor”) is a clinical-stage biotechnology company founded in 2014 to identify and develop therapeutic agents to treat alpha-1-antitrypsin deficiency, (“AATD”), a common genetic disorder where a single mistake in the DNA encoding the protein alpha-1-antrypsin causes both liver and lung disease. Z Factor’s lead product candidate, ZF874, is a novel compound that is intended to act as a pharmacological chaperone for the faulty protein, allowing it to fold correctly, potentially relieving the liver burden of polymer accumulation and providing Z-A1AT in the circulation to protect the lungs.

Morphogen-IX Limited *

Morphogen-IX Limited “(Morphogen-IX”) was founded in 2015 to identify and develop bone morphogenetic proteins, or BMPs, as a novel therapy for the treatment of pulmonary arterial hypertension, (“PAH”). PAH, a severe form of pulmonary hypertension, is a progressive life-limiting disease caused by narrowing of small pulmonary arteries in the periphery of the lung. Morphogen-IX’s lead product candidate, MGX292, is a disease-modifying, protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of PAH.

Capella Bioscience Ltd.

Capella Bioscience Ltd. (“Capella Bioscience”) was founded in 2015 with the mission to advance first-in-class monoclonal antibody (“mAb”) therapeutics in autoimmune diseases with high unmet need. Capella Bioscience developing CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT (known as TNFSF14) for the treatment of rare inflammatory diseases. In addition, Capella Bioscience is developing CBS004, a therapeutic mAb to target BDCA-2 for the treatment of lupus erythematosus and systemic sclerosis.

LockBody Therapeutics Ltd *

LockBody Therapeutics Ltd (“LockBody”) was founded in 2017 to develop novel therapeutics based on its platform technology that is designed to selectively drive CD47 or CD3 activity while avoiding systemic toxicity. As compared to the mechanism of bispecific antibodies, LockBody technology is monospecific until activated, and thereby is intended to address the classical limitations of bispecific antibodies by locking the cell-killing mechanism of action, such as CD47 or CD3, beneath a well-tolerated tumor targeting arm such as Her2 or PD-L1. LockBody seeks to leverage its technology to generate lead compounds with novel mechanisms of action to address solid tumors, which previously have not been addressed by CD47 or CD3-targeting therapies and are resistant to current standard of care.

Orexia Therapeutics Limited

Orexia Therapeutics Limited (“Orexia”) was founded in 2018 with a mission to develop innovative medicines that activate the orexin neurotransmitter system in the brain with a focus on the treatment of narcolepsy and other neurological disorders. Orexia initially seeks to expand treatment options for patients with narcolepsy type 1(“NT1”), which is a chronic rare disease with high unmet medical need. Orexia is advancing an oral orexin agonist program for NT1 as well as a novel orexin agonist approach for intranasal administration. In order to streamline their common operations and oversight, in April 2021 Orexia, Inexia Limited (“Inexia”) and the Company executed an Intra Group Sales Agreement whereby Inexia assigned the rights to its business and assets to Orexia for nil consideration. Inexia is in the process of being liquidated.

PearlRiver Bio GmbH

PearlRiver Bio GmbH (“PearlRiver”) was founded in 2019 to improve treatments for cancer patients by developing novel, small molecule kinase inhibitors, designed to inhibit difficult-to-treat epidermal growth factor receptor (“EGFR”) mutations that are resistant to currently available therapies. Its proprietary scientific platform allows PearlRiver to design potential best-in-class therapeutics that selectively target difficult-to-treat oncogenic kinases that are the mechanistic drivers of disease.

*These companies comprise the Centessa Predecessor Group.

Recent Highlights

Initial Public Offering

In June 2021, we completed an initial public offering (“IPO”) of our ordinary shares through the sale and issuance of 16,500,000 American Depositary Shares, (“ADSs”), at an initial price of $20.00 per ADS. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. Following the close of the IPO, the underwriters fully exercised their option to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. We received aggregate net proceeds of $344.1 million in connection with the IPO and subsequent exercise of the underwriters’ options after deducting underwriting discounts, commissions and other offering expenses paid or to be paid.

ApcinteX Update

ApcinteX is currently conducting AP-0101, an ongoing Phase 1/2a open-label clinical trial to investigate the safety, tolerability and pharmacokinetics of intravenous and subcutaneous doses of SerpinPC in healthy male volunteers and male persons with severe hemophilia. Reduction in bleeding is an exploratory outcome. The Phase 1 portion of this study was conducted in two parts, with Part 1a in healthy volunteers in a clinical trial unit in the U.K and Part 1b in severe hemophilia patients receiving only on-demand factor concentrates at established clinical trial units embedded in university hospitals in Moldova and Georgia. All subjects who participated in Part 1b chose to enroll in Part 2, a 24-week Phase 2a study of monthly subcutaneous dosing of SerpinPC at three dose levels. In total, 23 subjects enrolled in Part 2. Dosing has been completed in Part 2 and topline data is expected to be available in the third quarter of 2021. All of the 22 subjects who successfully completed Part 2 have elected to participate in Part 3, an ongoing long-term open label extension study.

Palladio Update

Palladio has commenced start-up activity for its Phase 3 pivotal study (the “ACTION Study”) evaluating lixivaptan for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”). The activities include the appointment of a contract research organization (“CRO”), the submission of the final protocol to the U.S. FDA and the central investigational review board (“IRB”) in the United States, and the commencement of large scale manufacturing of clinical trial material. Palladio remains on track to commence enrollment and dosing of the first subjects into the ACTION Study in the first quarter of next year. The Company anticipates reporting on-going safety data from the initial subjects in the open-label ALERT Study of patients who previously discontinued JYNARQUE® (tolvaptan) due to liver toxicity, in the fourth quarter of 2021.

Covid-19 Update

The Company is continuing to proactively monitor the COVID-19 global pandemic, to assess the potential impact on our business, and to seek to avoid any unnecessary potential delays to our programs. At this time, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including any further delays to our pre-clinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.

Liquidity and Capital Resources:

As of June 30, 2021, we had cash and cash equivalents of $613.8 million. Since inception, Centessa has devoted substantially all of its resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in its clinical and preclinical trials and raising capital. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded operations primarily through the sale and issuance of its common stock and convertible preferred stock. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as Centessa Subsidiaries advance the preclinical and clinical development of product candidates; perform research activities as Centessa seeks to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of its intellectual property portfolio; and hires additional research and development, clinical and commercial personnel. Based on the current, non-risk-adjusted operating plan, the Company expects the cash and cash equivalents as of June 30, 2021 to fund its operations until the end of 2023.

Components of Results of Operations
Revenues
The Company has not generated any revenue. The ability to generate product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, the Centessa Successor is unable to predict the amount or timing of product revenue.
Research and Development Expense
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of the Company’s clinical and preclinical programs, net of reimbursements. Research and development costs are expensed as incurred. These expenses include:
•expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•milestone payments pursuant to the license agreements;
•personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), as well as investigative sites and consultants that conduct preclinical studies and clinical trials;
•expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•fees paid to consultants who assist with research and development activities;
•expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.
Research and development activities are central to the Company’s business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. The Company expects research and development expenses to increase significantly over the next several years due to increases in personnel costs, including share-based compensation, increases in costs to conduct clinical trials for current product candidates and other clinical trials for future product candidates and prepare regulatory filings for any product candidates.
The successful development of the Company’s current or future product candidates is highly uncertain. At this time, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of current or future product candidates, or when, if ever, material net cash inflows may commence from product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:
•delays in regulators or institutional review boards authorizing the Company or its investigators to commence our clinical trials, or in the Company’s ability to negotiate agreements with clinical trial sites or CROs;
•the ability to secure adequate supply of product candidates for trials;
•the number of clinical sites included in the trials;
•the ability and the length of time required to enroll suitable patients;
•the number of patients that ultimately participate in the trials;
•the number of doses patients receive;
•any side effects associated with product candidates;
•the duration of patient follow-up;
•the results of clinical trials;

•significant and changing government regulations; and
•launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others.
The Company’s expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. The Company may never succeed in achieving regulatory approval for their product candidates. The Centessa Successor may obtain unexpected results from clinical trials and may elect to discontinue, delay or modify clinical trials of product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the European Medicines Agency (“EMA”), FDA or other comparable regulatory authorities were to require the Company to conduct clinical trials beyond those that are currently anticipated, or if the Company experiences significant delays in enrollment in any clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years, and the Company expects to spend a significant amount in development costs.
Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom and European tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. In the future periods the Company does not expect to continue to benefit from this program after becoming a public company in June 2021, unless the Company is considered a small or medium-sized entity in the United Kingdom.
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries and benefits for employees in certain executive functions and share-based compensation. General and administrative expense also includes facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

Change in Fair Value of Contingent Value Rights
Change in fair value of contingent value rights reflects the fair market value adjustment to the contingent value rights (“CVR”) liability related to the achievement of a specified development milestone for Palladio Biosciences, Inc.’s (“Palladio”) product candidate. In connection with the acquisition of the Centessa Subsidiaries, Centessa Successor issued CVR, to former shareholders and option holders of Palladio. The CVR represent the contractual rights to receive payment of $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent CVR milestone, if triggered, will be settled through the issuance of Centessa ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date. Centessa Successor determined that the CVR should be accounted for as a liability in accordance with ASC 480. Accordingly, the fair value of the contingent consideration will be assessed quarterly until settlement.

Change in Fair Value of Derivative Liability
Change in fair value of derivative liability reflects the change in the fair value of the embedded redemption feature contained in the Centessa Predecessor’s convertible term notes. As a result of the convertible notes being convertible into a variable number of shares of the Centessa Predecessor’s preferred stock, this embedded redemption feature was bifurcated from the convertible debt at each issuance date and recorded at fair value. The derivative has been remeasured at each reporting period until settled. In connection with Centessa’s acquisition of the Predecessor and concurrent Series A financing event in January 2021, the outstanding principal, interest and derivative liability were settled in their entirety and are no longer subject to remeasurement.

Amortization of Debt Discount
Amortization of debt discount primarily consists of the bifurcation of the embedded redemption feature associated with the Centessa Predecessor’s convertible term notes. The debt discount was amortized over the life of the loans until they were settled in January 2021.
Interest Expense, net
Interest expense consists of interest on proceeds received under convertible term loans, partially offset by interest income earned from the Centessa Successor’s and Predecessor’s cash.

Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses and franchise tax expense.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars (“USD”), the reporting currency of the Company. The functional currency of the Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated and combined statements of operations and comprehensive loss within Other income (expense), net.

Since its formation in October 2020, the functional currency of Centessa Pharmaceuticals plc had been British pounds (GBP), as Centessa Pharmaceutical plc’s primary activities were formation, related transaction costs, primarily denominated in GBP, the acquisition of Centessa subsidiaries predominantly with operations in GBP and the issuance of shares (with a GBP nominal value) as consideration in the acquisition.

Beginning in the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc, changed from GBP to USD. The change in functional currency is the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in its U.S. based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (Nasdaq). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.

The change in functional currency for Centessa Pharmaceuticals plc is applied on a prospective basis beginning as of the second quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss. The Company reclassified the presentation of foreign currency gains and losses recognized first quarter of 2021 from General & administration expense to Other income (expense), net to conform to the current period financial statement presentation.

Results of Operations
Centessa Successor and Predecessor Group
The following table sets forth the Centessa Successor and the Predecessor Group results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Operating expenses:
Research and development	$18,134	$1,871
General and administrative	11,841	258
Change in fair value of contingent value rights	11,312	—
Loss from operations	(41,287)	(2,129)
Interest income (expense), net	27	(17)
Amortization of debt discount	—	(72)
Other income (expense), net	(191)	(10)
Net loss	$(41,451)	$(2,228)
Research and Development Expenses
Direct research and development costs are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs.
The following table summarizes research and development expenses by program incurred for the following periods (in thousands):

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
ZF874 (Z Factor)	$2,445	$721
LB1 (LockBody)	685	315
LB2 (LockBody)	736	220
MGX292 (Morphogen-IX)	466	638
Lixivaptan (Palladio)	3,152	—
SerpinPC (ApcinteX)	535	—
PearlRiver (preclinical)	708	—
Imgatuzumab (Pega-One)	2,219	—
CBS001/CBS004 (Capella)	636	—
Janpix (preclinical)	1,150	—
Inexia and Orexia (preclinical)	4,155	—
Other preclinical and clinical development expenses	700	—
Personnel expenses	3,790	505
Research tax credits	(3,243)	(528)
	$18,134	$1,871
Research and development expenses for the Company for the three months ended June 30, 2021 was $18.1 million, compared to $1.9 million for the Centessa Predecessor Group during the three months ended June 30, 2020. The $16.2 million increase is primarily attributable to the growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021 as well as increased spending in the Centessa Predecessor Group. The increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $0.8 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through June 30, 2021.
General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (in thousands):

	Successor	Predecessor
	Three months ended June 30, 2021	Three months ended June 30, 2020
Personnel expenses	$4,279	$—
Facilities and supplies	63	1
Legal and professional fees	5,473	255
Other expenses	2,026	2
	$11,841	$258
General and administrative expenses for the Centessa Successor for the three months ended June 30, 2021 was $11.8 million, compared to $0.3 million for the Centessa Predecessor Group during the three months ended June 30, 2020. The $11.5 million increase is primarily attributable to public company costs, the operating costs of Centessa Pharmaceuticals plc and Centessa Pharmaceutical Inc. including professional fees and personnel costs, and the increase in operating costs resulting from the acquired Centessa Subsidiaries. In addition, the increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $2.3 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through June 30, 2021.

Change in Fair Value of Contingent Value Rights (CVR)

The Company recognized a charge of $11.3 million for the three months ended June 30, 2021, compared to $0 million for the three months ended June 30, 2020. The CVR, issued at the time of the acquisition, represents future payments (that will be satisfied through the issuance of Centessa shares) that are contingent upon the dosing of the first patient in a registrational Phase 3 study of Palladio’s lixivaptan. The fair value is based on the cumulative probability of achieving this milestone, which increased during the period resulting in the charge.
Amortization of Debt Discount
Amortization of debt discount for the Centessa Predecessor Group for the three months ended June 30, 2020 was $0.1 million and primarily attributable bifurcated redemption feature. The convertible term loans were upon the sale of the Centessa Successor Series A preferred shares in January 2021 that triggered a conversion of the outstanding convertible term notes and immediate recognition of all unamortized debt discount balances.
Interest Income (Expense), net
Interest income (expense), net for Centessa Successor for the three months ended June 30, 2021 was $27,000 compared and primarily attributable to the interest earned on larger cash balances due to the Series A financing in January 2021 and the IPO in June 2021. Interest income (expense), net for the Centessa Predecessor Group for the three months ended June 30, 2020 was $17,000 interest expense and primarily attributable to the convertible term loans.
Other Income (Expense), net

Other income (expense), net for Centessa Successor for the three months ended June 30, 2021 was ($191,000) and is primarily attributable to the Company’s foreign currency transaction losses. Other income (expense), net for the Centessa Predecessor Group for the three months ended June 30, 2020 was immaterial to the Group’s results of operations.

Centessa Successor and Predecessor Group
The following table sets forth Centessa Successor’s results of operations for the period from January 30, 2021 through June 30, 2021 and the Centessa Predecessor Group’s results of operations for period from January 1, 2021 through January 29, 2021 and for the six months ended June 30, 2020 (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Six months ended June 30, 2020
Operating expenses:
Research and development	$28,276	$600	$4,681
General and administrative	17,436	121	638
Change in fair value of contingent value rights	11,312	—	—
Acquired in-process research and development	220,454	—	—
Loss from operations	(277,478)	(721)	(5,319)
Interest income (expense), net	35	(9)	(34)
Amortization of debt discount	—	(37)	(142)
Other income (expense), net	(2,699)	—	(12)
Gain on extinguishment of debt	—	—	267
Net loss	$(280,142)	$(767)	$(5,240)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Six months ended June 30, 2020
ZF874 (Z Factor)	$3,519	$323	$2,310
LB1 (LockBody)	975	135	594
LB2 (LockBody)	1,094	106	551
MGX292 (Morphogen-IX)	1,708	125	1,446
Lixivaptan (Palladio)	3,661	—	—
SerpinPC (ApcinteX)	961	—	—
PearlRiver (preclinical)	993	—	—
Imgatuzumab (Pega-One)	2,373	—	—
CBS001/CBS004 (Capella)	1,201	—	—
Janpix (preclinical)	1,802	—	—
Inexia and Orexia (preclinical)	6,225	—	—
Other preclinical and clinical development expenses	963	35	—
Personnel expenses	7,963	98	832
Research tax credits	(5,162)	(222)	(1,052)
	$28,276	$600	$4,681

Research and development expenses for Centessa Successor for the period from January 30, 2021 through June 30, 2021 was $28.3 million and for the Centessa Predecessor Group during the period from January 1, 2021 through January 29, 2021 was $0.6 million, compared to the Centessa Predecessor Group for the six months ended June 30, 2020 of $4.7 million. The $24.2 million increase is primarily attributable to the growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021 as well as increased spending in the Centessa Predecessor Group. The increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $1.9 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through June 30, 2021.
General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Six months ended June 30, 2020
Personnel expenses	$7,130	$—	$—
Facilities and supplies	101	—	3
Legal and professional fees	7,762	117	632
Other expenses	2,443	4	3
	$17,436	$121	$638

General and administrative expenses for Centessa Successor for the period from January 30, 2021 through June 30, 2021 was $17.4 million and for the Centessa Predecessor Group during the period from January 1, 2021 through January 29, 2021 was $0.1 million, compared to the Centessa Predecessor Group for the six months ended June 30, 2020 of $0.6 million. The $16.9 million increase is primarily attributable to public company costs, the operating costs of Centessa Pharmaceuticals plc and Centessa Pharmaceutical Inc. including professional fees and personnel costs, and the increase in operating costs resulting from the acquired Centessa Subsidiaries. In addition, the increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $3.8 million which is primarily attributable to the immediate recognition of the certain replacement awards issued to the Centessa Subsidiaries and the options granted through June 2021 by the Centessa Successor.
Acquired In-Process Research and Development
During the period from January 30, 2021 through June 30, 2021, the Centessa Successor recognized $220.5 million of expense associated with research and development projects of the Centessa Subsidiaries which were in-process with no alternative future use.
Change in Fair Value of Contingent Value Rights
Centessa Successor recognized $11.3 million for the change in fair value of the contingent value right for the period from January 30, 2021 through June 30, 2021. The change was attributable to the fair market value adjustment related to the achievement of a specified development milestone for Palladio Biosciences, Inc.’s product candidate.

Other Income (Expense), net

Other income (expense), net for Centessa Successor for the period from January 30, 2021 through June 30, 2021 was expense of ($2.7) million and was primarily attributable to foreign currency losses remeasuring the Company’s USD cash and cash equivalents of Centessa Pharmaceutical plc to GBP in the first quarter of 2021. Other income (expense), net for the Centessa Predecessor Group for the period from January 1, 2021 through January 29, 2021 and for the six months ended June 30, 2020 was immaterial to the Group’s results of operations.

Amortization of Debt Discount
Amortization of debt discount for the for the Centessa Predecessor Group was $37,000 and $0.1 million during the period from January 1, 2021 through January 29, 2021 and for the six months ended June 30, 2020, respectively and attributable to the convertible term loans. The loans were settled in January 2021 and the Centessa Predecessor Group recognized all unamortized debt discount was immediately recognized.
Interest Income (Expense), net
Interest income (expense), net for Centessa Successor for the period from January 30, 2021 through June 30, 2021 was $35,000 and primarily attributable to the interest earned on larger cash balances due to the Series A financing in January 2021 and the IPO in June 2021. Interest income (expense), net for the Centessa Predecessor Group for the period from January 1, 2021 through January 29, 2021 and for the six months ended June 30, 2020 was $9,000 and $34,000, respectively and primarily attributable to interest expense on the convertible term loans.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2021, the Company had cash and cash equivalents of $613.8 million. Concurrent with the acquisition of the Centessa Subsidiaries by Centessa Successor in January 2021, Centessa Successor completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, Centessa Successor completed its IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. Centessa Successor received aggregate net proceeds of $344.1 million which includes the full exercise of the underwriters’ option.
The Centessa Successor has no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
Centessa Predecessor Group and Centessa Successor
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021	Six months ended June 30, 2020
Net cash (used in) provided by:
Operating activities	(45,512)	(987)	(5,454)
Investing activities	63,368	—	—
Financing activities	587,710	—	—
Exchange rate effect on cash and cash equivalents	3,228	18	(921)
Net increase (decrease) in cash and cash equivalents	$608,794	$(969)	$(6,375)
Operating Activities
During the period from January 30, 2021 through June 30, 2021, the Centessa Successor used $45.5 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $280.1 million, offset by a $220.5 million non-cash charge for acquired in-process research and development in connection with the acquisition of the Centessa Subsidiaries, $6 million in other non-cash charges for non-cash interest expense, depreciation expense, and share-based compensation expense, $11.3 million in change in fair value of contingent value right, and $(3.1) million net change in operating assets and liabilities.

During the period from January 1, 2021 through January 29, 2021, the Group used $1.0 million of net cash in operating activities. Cash used in operating activities reflected the net loss of $0.8 million and $(0.2) million in the net change in operating assets and liabilities.

During the six months ended June 30, 2020, the Group used $5.5 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $5.2 million and $(0.3) million in the net change in operating assets and liabilities.
Investing Activities
During the period from January 30, 2021 through June 30, 2021, net cash provided by investing activities for the Centessa Successor was $63.4 million and primarily attributable to the $68 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries which was partially offset by the related $4.6 million of transaction costs paid during the period and $0.1 million in purchases of property and equipment.

There were no investing activities for the Group during the period from January 1, 2021 through January 29, 2021 and for the six months ended June 30, 2020.
Financing Activities
During the period from January 30, 2021 through June 30, 2021, financing activities for the Centessa Successor provided $587.7 million in net cash proceeds and primarily attributable to the sale of Centessa Successor’s Series A preferred shares in January 2021 and the IPO in June 2021. The Centessa Successor also received $0.3 million in proceeds upon the exercise of stock options.

There were no financing activities for the Group for the period from January 1, 2021 through January 29, 2021 and during the six months ended June 30, 2020.
Sources of Funding
The Company’s primary sources of capital to date have been from the $250.0 million private placement of its Series A convertible preferred stock, inclusive of $5.0 million of convertible notes that were issued in December 2020 and settled concurrently with the Series A offering and the IPO in June 2021 resulting in net proceeds of $344.1 million, and cash acquired from the Centessa Subsidiaries.
Funding Requirements
Following the acquisition of the Centessa Subsidiaries in January 2021, the Centessa Successor expects expenses to increase in connection with ongoing activities, particularly as Centessa Successor continues the research and development of, continue or initiate clinical trials of, and seek marketing approval for any current and future product candidates. In addition, if marketing approval is obtained for any product candidates, Centessa Successor expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, following the completion of our IPO, additional costs associated with operating as a public company are expected. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. For the foreseeable future, the Centessa Subsidiaries expect the significant majority of their funding to come from Centessa Successor. If Centessa Successor is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
Centessa Successor anticipates that its expenses will increase substantially as it:
•seeks to discover and develop current and future clinical and preclinical product candidates;
•scales up clinical and regulatory capabilities;
•adapts regulatory compliance efforts to incorporate requirements applicable to marketed products;
•establishes a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which regulatory approval may be obtained;
•maintains, expands and protects the intellectual property portfolio;

•hires additional internal or external clinical, manufacturing and scientific personnel or consultants;
•adds operational, financial and management information systems and personnel, including personnel to support product development efforts; and
•incurs additional legal, accounting and other expenses in operating as a public company.
Because of the numerous risks and uncertainties associated research, development and commercialization of product candidates, Centessa Successor is unable to estimate the exact amount of its working capital requirements. Future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the scope, progress, results and costs of preclinical studies and clinical trials;
•the scope, prioritization and number of research and development programs;
•the costs, timing and outcome of regulatory review of product candidates;
•the ability to establish and maintain collaborations on favorable terms, if at all;
•the extent to which obligations to reimburse exist, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing intellectual property rights and defending intellectual property-related claims;
•the costs of securing manufacturing arrangements for commercial production; and
•the costs of establishing or contracting for sales and marketing capabilities if regulatory approvals are obtained to market product candidates.
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time- consuming, expensive and uncertain process that takes many years to complete, and may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that do not expect to be commercially available for the next couple of years, if at all. Accordingly, the need to continue to rely on additional financing to achieve our business objectives will exist. Adequate additional financing may not be available on acceptable terms, or at all.
Licensing Arrangements
Z Factor License Agreement
In February 2015, Z Factor Limited entered into a license agreement with Cambridge Enterprise Limited (“CE”), which is a company wholly owned by the University of Cambridge, relating to small molecule chaperones to correct the folding of Z-alpha-1-antitrypsin (“Z-chaperones”). Under such license agreement, Z Factor obtained from CE an exclusive, worldwide, royalty-free, sublicensable (subject to certain requirements) license, (the “CE Exclusive License”), to certain specified deliverables, (the “CE Data”), materials and know-how,  (the “Exclusive Licensed Technology”), for the development Z-chaperones. Z Factor also obtained a non-exclusive, worldwide, royalty-free, sublicensable (subject to certain requirements) license (“CE Non-Exclusive License”), to certain knowledge, experience, materials, data and technical or regulatory information which may be of commercial interest to Z Factor (“Non-Exclusive Technical Know-How”), in the Z-chaperones field. Under the CE Exclusive License and the CE Non-Exclusive License (collectively, the Z Factor License Agreement), Z Factor has the worldwide right to research, develop, manufacture, market, sell and distribute Z-chaperones in the Field. CE, in accordance with its standard practice, has reserved on behalf of University of Cambridge, and its researchers, a limited, irrevocable, world-wide, royalty-free, right to use the Exclusive Licensed Technology and Non-Exclusive Technical Know-How in the Field for academic publication, teaching, and academic research, but specifically excluding any commercial use or exploitation.
In exchange for the rights under the license agreement, Z Factor granted to CE a number of ordinary shares of Z Factor, in addition to an upfront license fee, and reimbursing CE for out-of-pocket expenses incurred by CE prior to the effective date of the Z Factor License Agreement. Z Factor is also obligated to pay to CE total aggregate milestone payments in the low hundreds of thousands of pounds sterling upon satisfaction of certain financing and developmental milestones. Each milestone payment is payable only once, regardless of multiple INDs submitted for different therapeutic indications, for the term of the Z Factor License Agreement.

Unless terminated earlier, the Z Factor License Agreement will be in effect for a period of 20 years from the effective date. Z Factor may continue to use all know-how after expiry of the Z Factor License Agreement. Z Factor may terminate the License at any time for convenience with adequate written notice to CE. Either party may terminate the License if the other materially breaches the agreement without timely remedy, becomes insolvent, or if acts of nature exist for an extended period of time. Z Factor may assign the Z Factor License Agreement without CE’s prior consent in connection with a transfer of substantially all of Z Factor’s assets. In all other cases, Z Factor would obtain the prior written consent from CE before assigning its rights and obligations under the Z Factor License Agreement.
Morphogen-IX License Agreement
On October 30, 2015, Morphogen-IX entered into a Patent and Know-How License Agreement (“License”), with CE, relating to BMP 9 and 10. Pursuant to the agreement, Morphogen-IX obtained from CE an exclusive, worldwide, royalty-bearing, sublicensable (through multiple tiers) license (“Exclusive CE License”), under certain patent rights (“BMP Patents”), and certain technical information and materials relating to BMP 9 and 10 (“BMP Know-How”), for the treatment of all diseases, including prophylaxis, for human and animal health or any related research or development (the “Field”). Morphogen-IX also obtained a non-exclusive, worldwide, royalty-bearing, sublicensable (through multiple tiers) license (the “CE Non-Exclusive License”), to certain, data, technical information and other know-how that is not specific to BMP 9 and 10 (the “Non-Exclusive Know-How”). Under the CE Exclusive License and the CE Non-Exclusive License, Morphogen-IX has the right to develop and commercialize any product, process, service or use that uses or incorporates any BMP Patents, the BMP Know-How or the Non-Exclusive Know-How, or any materials that are sold in conjunction with any such products or services, in each such case, a Licensed Product. CE has reserved a customary limited right to use the BMP Patents, BMP Know-How and Non-Exclusive Know-How for academic publication, teaching, and academic research.
In addition to the rights described above, Morphogen-IX also obtained the right to exclusively license, upon request, any and all improvements, modifications, and other developments to the BMP Patents or the BMP Know-how arising during the term of the agreement (“BMP Improvements”), provided that such BMP Improvements have been created by any or all of the inventors named in the BMP Patent and assigned to CE within 3 years from the effective date of the agreement.
Morphogen-IX must use commercially reasonable efforts to develop and commercialize the Licensed Products in accordance with the development plan, to introduce Licensed Products into the commercial market and to market Licensed Products after such introduction in the market, and to commit the necessary and available funding and personnel to maximize sales and corresponding return to CE under the License. Morphogen-IX, at its own cost, has the right to control the prosecution, maintenance and enforcement of the BMP Patents. CE has certain step-in rights if Morphogen-IX does not conduct certain BMP patent-related activities as set forth in the License.
In consideration for the rights granted by CE under the License, Morphogen-IX is obligated to reimburse CE for out-of-pocket expenses incurred by CE prior to the effective date of the License and pay an annual license fee of $14,000 (£10,000 at an exchange rate of 0.73).
Additionally, Morphogen-IX is obligated to pay CE certain milestone payments in the aggregate amount of up to $1.0 million (£0.8 million at an exchange rate of 0.73) upon the achievement of certain development and regulatory milestones. Upon commercialization of any Licensed Products, Morphogen-IX is obligated to pay CE a low single-digit royalty based on Morphogen-IX’s or its sublicensee’s annual net sales for each Licensed Product in the relevant country until the expiry of the royalty term, subject customary royalty deductions for necessary third party licenses. In countries where valid claims exist under the licensed patents, royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until there are no more valid claims under the licensed patents in the relevant country.
Unless terminated earlier, the agreement will be in effect until the licensed patents have expired or been revoked without a right of further appeal; Morphogen-IX retains the right to use the licensed know-how in such circumstances. Morphogen-IX may terminate the License at any time for convenience with adequate written notice to CE. Either party may terminate the License based on customary termination rights. CE retains the right to terminate the agreement if Morphogen-IX challenges the validity or ownership of the BMP patents.
Palladio Biosciences Inc. License
As of June 30, 2021 Palladio owns one pending US patent application and six pending foreign applications in Japan, Europe, Australia, Canada, Mexico, and Korea. Palladio’s patent portfolio includes claims directed to methods of treatment with lixivaptan. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
In July 2016, Palladio acquired Cardiokine, Inc. from Chiesi USA, Inc. (“Chiesi”). In connection with the acquisition, Palladio inherited a license from Wyeth (now Pfizer) for lixivaptan and certain historical contingent payment obligations (see below “Payments due to certain former Cardiokine stakeholders”) and agreed to make certain contingent consideration payments to Chiesi (see below “Payments due to Chiesi”). Palladio subsequently acquired the rights due to certain (but not all) former Cardiokine stakeholders, reducing the contingent future obligations (the “Repurchased Rights”).
Under the license agreement (“Palladio License Agreement”), Wyeth granted to Palladio an exclusive, worldwide, perpetual, sublicensable license under certain patents and know-how to research, develop, manufacture and commercialize, or exploit, products containing lixivaptan (“Licensed Products”), in all fields other than veterinary use. All in-licensed patents directed to composition of matter of lixivaptan and certain methods of use related to lixivaptan have expired.
Palladio is obligated to use commercially reasonable efforts to exploit the Licensed Products in the United States, Canada, United Kingdom (“UK”) and certain European Union (“EU”) countries. Before Palladio can enter into a marketing partnership, co-promotion or other similar relationship for a Licensed Product for an indication in a country, Chiesi has a right of first negotiation to enter into such a marketing partnership with Palladio.
Unless earlier terminated, the Palladio License Agreement will terminate on a country-by-country basis upon the later of (i) the expiration of the last to expire licensed patent, or (ii) ten years after the first commercial sale of each Licensed Product in such country. In any such terminated country, Palladio has an irrevocable, nonexclusive, fully paid-up, perpetual and royalty-free, fully transferable license under the licensed patents and licensed know-how to manufacture and commercialize such Licensed Product in such country, with the right to grant sublicenses. In certain cases, Palladio may terminate the Palladio License Agreement for convenience with written notice to Wyeth. Either party may terminate if the other party materially breaches the Palladio License Agreement or becomes insolvent. Palladio may assign the Palladio License Agreement without Wyeth’s prior consent in connection with the acquisition of Palladio. In all other cases, Palladio must obtain the prior written consent of Wyeth before assigning the license agreement.
Palladio has certain milestone obligations and certain royalty obligations arising in the event a Licensed Product is commercialized and the corresponding sales milestones are met as follows:
Payments due to Chiesi
The terms of the Cardiokine acquisition from Chiesi included certain contingent consideration payments which would be             due to Chiesi in the event a Licensed Product is commercialized. Such payments are structured as a tiered percentage of net sales with aggregate annual payment to Chiesi capped at $32.5 million.
Payments due to certain former Cardiokine stakeholders
There are certain consideration payments previously agreed with Cardiokine stakeholders that were inherited by Palladio when it acquired Cardiokine and such payment obligations remain and would be due in the event the payment criteria are met. These comprise sales based milestones and royalty payments, including sales based milestones to former stakeholders of up to $16.3 million and low single digit royalty payments (the first $19 million of which would be due to Pfizer). In all cases these amounts take into account the effect of the Repurchased Rights.
In the event Palladio sublicenses the ex-US rights to the Licensed Product to third parties, Palladio is further obligated to share any up-front payments and royalties it earns from such ex-US sublicenses, subject to certain caps, with the former Cardiokine stakeholders. Certain other obligations arise if Palladio develops the Licensed Product for indications other than ADPKD.
ApcinteX Limited License Agreement
In December 2016, ApcinteX entered into an Exclusive Patent and Non-Exclusive Know-How License Agreement (“ApcinteX License Agreement”) with CE. Under the ApcinteX License Agreement, ApcinteX obtained from CE an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain requirements) license under certain patent rights and technical information, know-how and materials specific to modified serpins for the treatment of bleeding disorders (the “Exclusive Know-How”), for the field of development, manufacture and sale of licensed products, processes or uses, or

Licensed Products, for the diagnosis, prognosis and treatment of human disease. ApcinteX also obtained a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain requirements) license to additional technical information, know-how and materials (the “Non-Exclusive Know-How”) for the development, manufacture and sale of Licensed Products in the field. The licensor has, in accordance with its standard practice, retained an irrevocable, worldwide, royalty-free right to use the licensed patents and know-how for publication, teaching, academic research, and clinical patient care, but specifically excluding any commercial use or exploitation on behalf of the inventors and the University of Cambridge and other associated institutions.
ApcinteX also has the right to license, with the rights to sublicense, certain improvements, modifications, new applications and other developments, either on an exclusive basis or non-exclusive basis, as applicable, that are generated by, or under the supervision of, Dr. Trevor Baglin or Professor Jim Huntington, and are disclosed by CE to ApcinteX related to the field for a period of three years after the effective date of the license.
In exchange for the rights under the ApcinteX License Agreement, ApcinteX granted to CE a number of ordinary shares of ApcinteX and paid an upfront license fee, and reimbursed CE for out-of-pocket expenses incurred by CE prior to the entry into the ApcinteX License Agreement.
ApcinteX is also obligated to pay to CE an annual license fee equal to low double-digit thousands of pounds sterling, and for each Licensed Product, total aggregate milestone payments in the upper hundreds of thousands of pounds sterling upon meeting certain clinical and approval milestones. Upon commercialization of any Licensed Products, ApcinteX is obligated to pay to CE a flat low-single digit royalty based on ApcinteX’s and its sublicensees’ net sales. In countries where valid claims exist under the licensed patents, royalties are payable once on a Licensed Product-by-Licensed Product and country-by-country basis until there are no more valid claims under the licensed patents in the relevant country, subject to a customary step-down if ApcinteX considers it necessary to obtain a license to third party patents.
ApcinteX may terminate the ApcinteX License Agreement at any time for convenience with written notice to CE. CE has the right to terminate the agreement if ApcinteX challenges the validity or ownership of the licensed patents. Either party may terminate if the other party materially breaches the ApcinteX License Agreement without remedy, becomes insolvent, or in the event of force majeure. ApcinteX may assign the ApcinteX License Agreement without CE’s prior consent in connection with a transfer of substantially all of ApcinteX’s assets. In all other cases, ApcinteX would be required to obtain the prior written consent of CE before assigning its rights and obligations under the ApcinteX License Agreement.
PearlRiver C797 License Agreement
In June 2020, PearlRiver Bio GmbH (“PearlRiver”) entered to an assignment agreement with Lead Discovery Center GmbH and TU Dortmund (together, the “Assignors”), involving small molecule inhibitors of C797 mutated EGFR and related inventions (“C797”, or “Product”). Under the assignment agreement, the Assignors each and jointly sold, assigned and transferred to PearlRiver their entire right, title and interest to certain know-how, patent application, invention disclosures, chemical and biological materials, and data analyses related to C797 (“Assigned Technology”). PearlRiver has the sole right but not the obligation to control patent prosecution at its own cost. To the extent requested by PearlRiver, and not included under the Assigned Technology, Assignors also agreed to grant a worldwide, non-exclusive, irrevocable, perpetual, transferable, right and license under C797 related intellectual property rights and/or know-how, for the purpose of developing, manufacturing, marketing, selling and/or otherwise commercializing any products or medical technology based on or comprising C797. PearlRiver is obligated to use commercially reasonable efforts commercialize one or more Products at its own expense.
In consideration for the rights under the assignment agreement, PearlRiver paid Assignors an upfront fee in the mid-to-high five-digit range in euros. In addition, PearlRiver is obligated to pay Assignors up to a high single-digit millions in euros in total aggregate milestone payments upon meeting certain clinical and approval milestones and up to low double digit millions in euros in total aggregate sales milestone payments.
Upon commercialization of any Products, PearlRiver is obligated to pay to Assignors a tiered low single-digit royalty based on annual net sales on a Product-by-Product and country-by-country basis until the expiry of the royalty term. The royalty term will expire upon the later of (i) the date on which the manufacture, distribution, use, marketing or sale of such Product in such country no longer infringes a valid claim of a patent in such country or (ii) ten years from the date of the first commercial sale of such Product in such country. The royalty payments are subject to certain reductions if for third party licenses.

If PearlRiver materially breaches the assignment agreement (including a breach of payment obligations), the Assignors may withdraw from the agreement. In such event, PearlRiver is obligated to retransfer its rights to the Assigned Technology to the Assignors. However, in case of withdrawal, PearlRiver will automatically receive a non-exclusive, transferable license, which includes the right to sublicense in multiple tiers, to use the Assigned Technology for the development, manufacture, testing, authorization and/or commercialization of any technology and/or compounds, drug substance and/or drug products based on C797 and/or the Assigned Technology. PearlRiver will still be responsible for any milestone and royalty payments described above.
PearlRiver Lead Discovery Center License Agreement
In March 2019, Lead Discovery Center GmbH (“Lead Discovery”) entered into a license agreement with PearlRiver related to small molecule inhibitors of Her2 and EGFR carrying Exon 20 mutations. Under the license agreement, PearlRiver obtained an exclusive, worldwide, transferable and sublicensable (subject to certain conditions) license, under certain patents, patent applications, technical information and licensed know-how, to research, develop, make, use, manufacture, have manufactured, offer, promote, sell, import or export products that use or incorporate the licensed know-how and technology. PearlRiver also obtained a non-exclusive, worldwide, transferable and sublicensable (subject to certain conditions) license, under the Lead Discovery’s background intellectual property, to research, develop, make, use, manufacture, have manufactured, offer, promote, sell, import or export products and/or otherwise exploit the licensed technology. Lead Discovery retains the non-exclusive, non-transferable, cost-free right to make, have made and use specific materials for internal non-commercial scientific research purposes, and to provide materials for non-commercial collaborations not interfering with the development of the products under the license agreement, and for other scientific purposes solely to non-profit research organizations.
In consideration for the rights under the license agreement, PearlRiver is to pay Lead Discovery low single-digit royalties on the net sales of each licensed product that is sold or supplied by PearlRiver or any of its sublicensees (subject to certain scenarios). Royalties are on a product-by-product and country-by country basis. Payments will commence with the first commercial sale of such product in a country and continue for the later of: (i) the date on which the manufacture, distribution, marketing or sale of a Product no longer infringes a valid claim (being a claim from an unexpired patent right or a patent application using the licensed technology) in such country; or (ii) ten years after the first commercial sale in such country. Additionally, PearlRiver is required to pay certain one-time tiered milestone payments, on a molecule-by-molecule basis, in the low double digits million pounds sterling, and a one-time low double digits million pounds sterling sales milestone once cumulative net sales equal or exceed £0.5BN.
The license agreement lasts until terminated or until the last royalty term expires. PearlRiver may terminate the agreement for convenience at its sole discretion with adequate written notice to Lead Discovery. Each party has customary termination rights in the event of breach. Lead Discovery is able to terminate in the event PearlRiver notifies Lead Discovery of an intent to cease activities related to the licensed technology or the termination of the development of all Exon 20 development activities. In the event of termination, all licenses would cease and all research, development, manufacturing, marketing, sales and distribution of products that use or incorporate the licensed know-how and any other use of the patents would end. Additionally, if PearlRiver terminates the license agreement for convenience, it must transfer certain inventions, intellectual property, records and title and interest in and to regulatory filings rights back to Lead Discovery. In the event PearlRiver terminates the license agreement due to a breach by Lead Discovery, PearlRiver would retain a non-exclusive, worldwide, perpetual, irrevocable, royalty-free, sublicensable license to licensed technology to the extent necessary to enable the use of research results for the purpose of researching, developing, making, using, selling and importing products in the field.
Orexia License Agreement
In January 2019, Heptares Therapeutics Limited (“Heptares”) entered into a license, assignment, and research services agreement with Orexia Therapeutics Limited (“Orexia”), which was amended and restated in 2020 (together the “Orexia Agreement”), relating to certain specific molecules with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the Orexia Agreement, Heptares assigned to Orexia all of Heptares’ right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Heptares granted to Orexia an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Orexia granted to Heptares a non-exclusive license with the right to grant certain sublicenses under Molecule-specific intellectual property and Orexia intellectual property that is necessary or useful for the exploitation of a Molecule or Product. Heptares must not by itself or through a third party (other than a single company) exploit, use or dispose of, among other things, any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
In consideration for the assignment and license, Orexia is to pay to Heptares a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) ten years after the first commercial sale. Further, Orexia is responsible for all development costs incurred by itself or Heptares in the performance of the research program (within the confines of the research budget). Additionally, Orexia must pay Heptares, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule.
Orexia may terminate the agreement at any time following the expiration or termination of the research program. In addition, customary termination rights exist for both parties for breach and insolvency. In the event of termination, all licenses automatically terminate.
The term of the agreement is until the later of: (i) the expiration of the last to expire patent within the licensed intellectual property; (ii) the expiration of the royalty term; and (iii) the fifteenth anniversary of the effective date. Upon expiration, with respect to any given Molecule, the license granted to Orexia shall become perpetual, irrevocable, and fully-paid up.
LockBody IP Assignment
Our subsidiary, LockBody (f/k/a Ultrahuman Six Limited (“UH6”)) has obtained from Ultrahuman Limited (“UH”), an assignment of all intellectual property rights, title, and interest related to the LockBody platform. In September 2019, UH and UH6 entered into an Amended and Restated Intellectual Property Assignment Agreement (“IP Assignment”), expanding the prior April 2017 IP Assignment related to the UH6 antibodies, to further include intellectual property related to the LockBody platform technology which enables the activity of pharmaceutically-active molecules such as an antibody or receptor proteins to be locked inside a carrier molecule in an inactive prodrug state, until the prodrug so encapsulated is activated within a desired tissue, whereon the prodrug is released, including the use of platform technology with an antibody.
LockBody also owns certain patent rights related to the LB1 bispecific antibody targeting CD47 for the treatment of solid tumors.
Janpix Limited License Agreement
In July 2017, Janpix Limited (“Janpix”) entered into a license agreement with the Governing Council of the University of Toronto (“UT”) related to direct small molecule modulators of signal transducer and activator of transcription 3 (“STAT 3”) and signal transducer and activator of transcription 5 (“STAT 5”). Under the license agreement, Janpix obtained an exclusive, worldwide, sublicensable (subject to certain conditions) license (the “UT License”), under certain patents and know-how (“Licensed Technology”), to research, develop, manufacture, market, sell, distribute and commercially exploit any licensed products for all uses in humans and animals (the “Field”). UT has retained for itself and certain other institutions, a customary right of use to the Licensed Technology for academic research and educational purposes. Additionally, Janpix has the right to exclusively license, with the right to sublicense, certain improvements to the Licensed Technology under the license agreement. Janpix also has an option right to negotiate a new license grant to any other intellectual property related to STAT 3 and/or STAT 5 inhibitors that is not considered an improvement under the license agreement.
Upon satisfaction of certain development and regulatory milestones, Janpix may be obligated to pay to UT total aggregate milestone payments in the low tens of millions of dollars upon the achievement of certain development and regulatory milestones. Janpix is also obligated to pay to UT aggregate sales milestone payments up to in the low tens of millions of dollars based on total worldwide aggregate annual net sales for all licensed products containing a Licensed Compound. Each milestone payment is payable only once for a licensed product during term of the license agreement. Upon commercialization of any licensed products, Janpix is obligated to pay to UT a flat low to mid-single digit royalty based on Janpix’s and its sublicensees’ net sales, subject to certain royalty reductions when there are no more valid claims under the licensed patents in the relevant country or if Janpix deems it necessary to obtain a license to third party patents to avoid infringement.
Unless terminated earlier, the license agreement expires on the date that the underlying patents expire and there is no possibility of any applications in the patents proceeding to grant. Janpix may terminate the agreement upon reasonable grounds with adequate written notice. Either party may terminate the license agreement based on customary termination rights, or if UT challenges the validity of patents or the substantial or secret nature of the licensed know-how. In the event of termination, all licenses shall cease and revert to the relevant institution, and Janpix must cease all exploitation of the Licensed Technology.

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the unaudited interim consolidated and combined financial statements of the Centessa Successor and Centessa Predecessor Group which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the combined financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued expenses contingent consideration and share-based compensation. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While the significant accounting policies are described in more detail in Note 2 to the Centessa Successor’s and the Group’s unaudited interim consolidated financial statements, the following accounting policies are the most critical to the judgments and estimates used in the preparation of the financial statements.
Research and Development Accruals
Research and development expenses consist primarily of costs incurred in connection with the development of product candidates. Research and development costs are expensed as incurred.
Expenses for preclinical studies and clinical trial activities performed by third parties are accrued based upon estimates of the proportion of work completed over the term of the individual trial and patient enrollment rates in accordance with agreements with CROs and clinical trial sites. Estimates are determined by reviewing external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the clinical development plan.
Estimates of accrued expenses are made as of each balance sheet date in the financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, an adjustment to the accrual will be made accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.
Milestone payments within the Centessa Successor’s licensing arrangements are recognized when achievement of the milestone is deemed probable to occur. To the extent products are commercialized and future economic benefit has been established, commercial milestones that become probable are capitalized and amortized over the estimated remaining useful life of the intellectual property. In addition, royalty expenses are accrued and sublicense non-royalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.
Contingent Value Rights
In connection with the acquisition of Palladio, Centessa Successor issued contingent value rights, or CVR, to former shareholders and option holders of Palladio. In total, the CVR represent the contractual rights to receive payment of $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent milestone, if triggered, will be settled through the issuance of Centessa Successor ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date.
The Centessa Successor determined that the contingent value rights should be accounted for as a liability in accordance with ASC 480. Accordingly, fair value of the contingent consideration will be assessed quarterly until settlement. To estimate the fair value of the CVR, Centessa Successor applied a cumulative probability of achieving the clinical milestone and applied it to the potential payout.
Share-Based Compensation
The Group and Centessa Successor measure compensation expense for all share-based awards based on the estimated fair value of the award on the grant date. The Group and Centessa Successor grant share-based awards in the form of ordinary shares and are accounted for as restricted shares due to the nominal exercise price at the time of grant. Compensation expense associated with B ordinary awards are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Palladio has issued stock option awards and uses the Black-Scholes option pricing model to value its awards.
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and the fair value of the underlying common shares on the date of grant. See Note 9 to Centessa Successor’s unaudited interim financial statements included elsewhere in our Prospectus for information concerning certain of the specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of stock options granted during the nine months ended December 31, 2019 and for the year ended December 2020 for Palladio and during the period from January 30, 2021 through March 31, 2021 for Centessa Successor.

Determining the Fair Value of Ordinary Shares Prior to the IPO
As there was no public market for our ordinary shares prior to the IPO, the estimated fair value of our ordinary shares has been determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our ordinary shares, which were performed contemporaneously with events which management believed would have an impact on the valuation of our ordinary shares. Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our ordinary shares, including:
•our nascent stage of development and business strategy, including the status of research and development efforts of its product candidates and the material risks related to its business and industry;
•our results of operations and financial position, including our levels of available capital resources;
•the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•the lack of marketability of our ordinary shares as a private company;
•the most recent price of our convertible preferred shares sold to investors in arm’s length transactions and the rights, preferences and privileges of our convertible preferred shares relative to those of our ordinary shares;
•the likelihood of achieving a liquidity event for the holders of our ordinary shares, such as an initial public offering or a sale of our, given prevailing market conditions;
•trends and developments in our industry; and
•external market conditions affecting the life sciences and biotechnology industry sectors.
The third-party valuations of our ordinary shares that our board of directors considered in making its determinations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Guide”), which prescribes several valuation approaches for determining the value of an enterprise, such as cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the ordinary shares.

Our determinations of the fair value of the ordinary shares were performed using methodologies, approaches and assumptions consistent with the Practice Guide. Following the completion of our IPO, the fair value of our ordinary shares was determined based on the quoted market price of our ADSs representing our ordinary shares. Refer to Footnote 9 - Share based compensation.

Recent Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10-Codification Improvements. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update do not change U.S. GAAP and, therefore, are not expected to result in a significant change in practice. Section A was removed from the final update of ASU 2020-10. Section B of this update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Section C of this update contains Codification improvements that vary in nature. Management does not expect that adoption of this guidance will have a significant impact on the Company’s unaudited consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “(Subtopic 470-20): Debt—Debt with Conversion and Other Options” (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Group), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 to the unaudited interim consolidated and combined financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its unaudited interim consolidated and combined financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2019-12 and its impact on the unaudited interim consolidated and combined financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Centessa Successor has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of adoption to the unaudited interim consolidated and combined financial statements and related disclosures.
Contractual Obligations and Other Commitments

As of June 30, 2021, other than what has been disclosed in Footnote 7 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

In connection with our acquisition of the Centessa Subsidiaries in January 2021, we issued contingent value rights, or CVR, to former shareholders and option holders of Palladio. In total, the CVR represent the contractual rights to receive payment of $39.7 million upon the dosing of the first patient in commencement of a Palladio’s ACTION study, a pivotal Phase 3 clinical trial of lixivaptan for the treatment of Polycystic Kidney Disease in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, with an expected commencement date in the first quarter of 2022. The contingent milestone, if triggered, will be settled through the issuance of a number of our ordinary shares equal to the amount of the total CVR payable based on the per share value of our ordinary shares at the milestone date.

Incentivization Agreements

In January 2021 we established incentivization arrangements pursuant to which certain members of the senior management teams of each predecessor entity are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an exit event of such predecessor entity, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition of all or substantially all of the applicable subsidiary’s commercially valuable assets or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary. Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. The milestone payment amount for each subsidiary is in the low eight figure range to be divided among the members of the respective subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. In addition, if a sale of a controlling interest in a subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the range of single digit to low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range.
The incentivization agreements contain standard termination provisions providing that the agreements shall terminate upon the occurrence of certain events, or automatically on December 31, 2035. Other events that may trigger termination include:

•an exit event;
•the occurrence of certain asset sales in conjunction with certain milestones; and
•the date that is three years following achievement of certain milestones.

The contractual obligations we have disclosed do not include any potential development, regulatory and commercial milestone payments and potential royalty payments that we may be required to make under the various license agreements entered into by the Centessa Subsidiaries and collaboration agreement. We excluded these payments given that the timing of any such payments cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements
The Centessa Successor does not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Centessa Successor does not engage in trading activities involving non-exchange traded contracts. Therefore, the Centessa Successor believes that they are not materially exposed to any financing, liquidity, market or credit risk that could arise if they engaged in these relationships.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
The Centessa Successor and the Centessa Predecessor are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. Interest-earning assets consist of cash and cash equivalents. Interest income earned on these assets was $36,000 for the period from January 30, 2021 through June 30, 2021.
Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer (our principal executive officer, principal accounting officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as previously disclosed in our final prospectus for our initial public offering, dated June 2, 2021, filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2021. As is common in the transition from several small private companies to a public reporting company, there were not enough qualified accounting personnel, inadequate segregation of duties and insufficient financial reporting processes and oversight. Notwithstanding the material weaknesses, our management has concluded that the financial statements included in this interim report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the material weakness, including hiring additional qualified finance and accounting personnel, formalizing our internal control processes and documentation and strengthening supervisory reviews by our financial management. We have engaged financial consultants to supplement our financial reporting resources and improve segregation of duties amongst accounting and finance personnel. The measures we are implementing are subject to continued management review, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our ADSs could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our ADSs.
Risks Related to our Business Model and Structure
We may not be successful in our efforts to use our differentiated asset-centric business model to build a pipeline of product candidates with commercial value.
A key element of Centessa’s strategy is to use our differentiated asset-centric business model to build, from the bottom-up, a research and development engine to source and develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, are more advanced in development than competitors, or have a combination of these attributes to ultimately deliver impactful medicines to patients. We face significant competition in sourcing such high conviction programs, product candidates, technologies or intellectual property, partnering with founder-subject matter experts with high conviction assets that follow well elucidated biological pathways, seeking appropriate strategic partners (including founder-subject matter experts) and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although we have initially combined a portfolio of ten asset-centric companies, each a Centessa Subsidiary, that are developing high conviction programs with clear biological rationale and, through our Centessa Subsidiaries, our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric business model is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the U.S. Food and Drug Administration (“FDA”), or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
As part of our business strategy, we may expand our product candidate pipeline through in-licenses or acquisitions of discovery or development-stage assets or programs, which entails additional risk to us. While we believe our asset-centric model offers an attractive platform for these transactions and for founder subject matter experts and potential partners, our model is unique and we may not be able to attract or execute transactions with founder-subject matter experts, sellers, licensors or collaborators who may choose to divest to or grant license to companies that employ more traditional licensing and collaboration approaches. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing product candidates that ultimately do not provide a return on our investment. We may terminate programs in the future if they do not meet our criteria for advancement.
A single or limited number of subsidiaries may comprise a large proportion of our value.
A large proportion of our value may at any time reside in a limited number of our subsidiaries. Our consolidated financial condition and prospects may be materially diminished if the clinical development or potential commercialization prospects of a Centessa Subsidiary’s product candidate or program or one or more of the intellectual property rights held by a specific Centessa Subsidiary becomes impaired. Furthermore, a large proportion of our consolidated revenue may at any time be derived from one, or a small number of, licensed technologies, and termination or expiration of licenses to these technologies would likely have a material adverse effect on our consolidated revenue. Any material adverse impact on the value of a particular Centessa Subsidiary, including its intellectual property rights or the clinical development of its product candidate or program, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may fail to recognize or acquire assets that may be more promising than those we acquire. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future identification, discovery, and preclinical development programs and product candidates for specific indications may not yield any commercially viable products.
We face challenges, risks and expenses related to the integration of the operations of our asset-centric Centessa Subsidiaries, as well as the management of the expected growth in the scale and complexity of our operations.
In January 2021, we acquired the ownership interests of our Centessa Subsidiaries where our current development programs reside. These Centessa Subsidiaries have historically operated as independent entities with generally separate management and operational teams. As a result, we will need to expend significant resources and efforts in integrating the operations of these Centessa Subsidiaries into our larger organization, and such integration activities may be challenging due to the number of Centessa Subsidiaries acquired and the heterogeneity of their historical operations. For example, these Centessa Subsidiaries’ programs span a range of therapeutic modalities and are designed to address a variety of disease areas. In addition, the Centessa Subsidiaries have conducted their business in a variety of jurisdictions in the U.S. and Europe. All of our Centessa Subsidiaries have had historical relationships with different licensors, contract organizations and other third-party vendors.
Each Centessa Subsidiary has historically had its own operational, legal, financial and management controls, reporting systems and procedures and integrating such controls, reporting systems and procedures may be challenging and we may not be successful in doing so. We believe certain synergies may be achieved by harmonizing the operational, legal, financial and management controls, reporting systems and procedures but we may not be successful in our harmonization efforts and this may result in not only being able to take advantage of synergies but expose us to additional operational, legal and financial risks and exposures associated with several levels of disorganized systems and procedures. With limited resources, historically the Centessa Subsidiaries may not have dedicated sufficient resources to ensure its operational, legal, financial and management controls, reporting systems, compliance and other procedures meet required standards and this may expose us to historical non-compliance investigations and liabilities, which may have a material adverse effect on our operations. We also may face difficulties with the integration of our Centessa Subsidiaries if there is disagreement between the founder-subject matter experts and management of Centessa with respect to the development of the Centessa Subsidiary programs.
As of June 30, 2021 we had an aggregate of 45 employees and 51 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;

•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, legal, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to commercialize any product candidates that are approved for marketing will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of legal and compliance, regulatory approval, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and potentially commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals. We may not have sufficient funding to support our expansion.
Our reliance on a central team consisting of a limited number of employees who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.
As of June 30, 2021, our central team consisted of 17 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
Some of our officers currently serve, and in the future may serve, as directors or officers of our Centessa Subsidiaries, and, as a result, have and may continue to have, statutory, fiduciary and other duties to our subsidiaries causing conflicts of interest with respect to their duties to us and their duties to our subsidiaries and in determining how to devote themselves to our affairs and the affairs of our subsidiaries. Our subsidiaries’ partners may also disagree with the sufficiency of resources that we provide to each Centessa Subsidiary.
Certain of our officers, including Saurabh Saha, M.D., Ph.D., our Chief Executive Officer, Marella Thorell, our Chief Accounting Officer, and Iqbal Hussain, our General Counsel, are directors and/or officers of each Centessa Subsidiary and, as a result, have fiduciary or other duties both to us and our subsidiaries. Dr. Saha, Ms. Thorell and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa

Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
Our Centessa Subsidiaries are party to certain agreements that provide our licensors and/or collaborators with rights that could delay or impact the ability of our Centessa Subsidiaries to sell assets, or enter into strategic alliances, collaborations or licensing arrangements with other third parties or the potential sale of our Centessa Subsidiaries.
Each of our Centessa Subsidiaries licenses intellectual property from third parties and we expect such practice to continue in the future. These third parties have certain rights that could delay collaboration, licensing or other arrangements with another third party, and the existence of these rights may adversely impact our ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a Centessa Subsidiary that are contained in license agreements.
For example, each of Palladio, Pega-One, ApcinteX and Z Factor, is party to certain license agreements that provide for payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
We may incorporate, form or otherwise acquire additional subsidiaries and enter into similar agreements with future counterparties, or our Centessa Subsidiaries may enter into further agreements, that in each case may contain similar provisions or other terms that are not favorable to us.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We, and our Centessa Subsidiaries have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
We and our Centessa Subsidiaries have incurred significant net losses since inception, have not generated any revenue from product sales to date, and financed operations primarily through private placements of preferred shares. Centessa Pharmaceuticals plc is a newly incorporated holding company for all of the Centessa Subsidiaries in our organization, and we expect to incur significant losses for the foreseeable future. As an organization, we have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter each financial year. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the preclinical and clinical development of our product candidates, including our ongoing and planned clinical trials;
•initiate additional clinical trials and preclinical studies for our other product candidates, including those in our pipeline that are expected to advance into the clinic in the near future; if any of our product candidates advance through and complete late-stage development, prepare and submit marketing applications with the FDA and comparable regulatory authorities;
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
•seek to discover and develop additional product candidates;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•maintain, expand and protect our intellectual property portfolio;
•fulfill future potential payment obligations under our incentivization agreements with each Centessa subsidiary; and
•acquire or in-license other product candidates and technologies.
To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts and expand our business or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.
Our limited operating history may make it difficult for investors to evaluate our business, operations and prospects.
We are a newly incorporated holding company incorporated in October 2020. Our wholly-owned Centessa Subsidiaries are each in the development stage and have had limited operating histories. Our operations to date have been limited to organizing and staffing our company, business planning, developing our operating model, raising capital, acquiring our technology, identifying potential product candidates, establishing collaborations and undertaking preclinical studies and clinical trials of our most advanced product candidates. As an organization, we have not yet demonstrated a track record of conducting or completing Phase 3 trials of our product candidates, obtaining marketing approvals, manufacturing a commercial-scale product or conducting sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.
We have never generated revenue from product sales and may never be profitable.
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:
•completing research and preclinical and clinical development of our product candidates;
•seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;
•in-licensing, acquiring, discovering or otherwise expanding our pipeline of product candidates for clinical development;
•launching and commercializing product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•qualifying for adequate coverage and reimbursement by government and third-party payors for our product candidates;
•maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our product candidates;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for our product candidates, if approved;
•obtaining market acceptance of our product candidates as a viable treatment option;
•addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure, as needed;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•avoiding and defending against third-party interference or infringement claims; and
•attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of June 30, 2021, we had $613.8 million in cash and cash equivalents. Based on our current operating plan, we believe that our available cash and cash equivalents, will be sufficient to fund our anticipated level of operations until the end of 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
We currently expect to use our cash resources to fund the continued development and pre-commercialization costs of our clinical-stage product candidates; to fund continued development of the other programs in our pipeline, including designing and conducting preclinical studies and clinical trials, as well as funding discovery, manufacturing, research and development; to fund the acquisition of and drug development activities related to new programs; although we have no material agreements, commitments or understandings with respect to any in-license or acquisition, we have and plan to continue to evaluate such opportunities and engage in related discussions with other business entities from time to time; and the remainder for working capital and other general corporate purposes.
To execute our business plan, we will need, among other things, to:
•obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture and market our product candidates;
•build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;
•establish and maintain successful licenses, collaborations and alliances;
•satisfy the requirements of clinical trial protocols, including patient enrollment;
•establish and demonstrate the clinical efficacy and safety of our product candidates;
•obtain regulatory approvals;
•manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, commercialization, legal and regulatory compliance, and increased operations;
•obtain additional capital to support and expand our operations; and
•market our products to achieve acceptance and use by the medical community in general.
We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed.
We will be required to seek additional funding in the future and intend to do so through either public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
If we engage in acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
As part of our asset-centric business model and strategy, we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring new or complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of indebtedness or contingent liabilities;
•the issuance of our equity securities which would result in dilution to our shareholders;
•assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs; and
•our assumption of liabilities of the acquired subsidiary or acquired assets.
In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.
If we acquire additional companies in the future, it could adversely affect our operating results and the value of our ADSs.
As part of our asset-centric business model and strategy, we may acquire additional companies. Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to:
•risk of conducting research and development activities in new therapeutic areas or treatment modalities in which we have little to no experience;
•diversion of financial and managerial resources from existing operations;
•successfully negotiating a proposed acquisition, in-license or investment in a timely manner and at a price or on terms and conditions favorable to us;
•successfully combining and integrating a potential acquisition into our existing business to fully realize the benefits of such acquisition;
•the impact of regulatory reviews on a proposed acquisition, in-license or investment; and

•the assumption of liabilities of acquired subsidiaries and outcome of any legal proceedings that may be instituted with respect to the proposed acquisition, in-license or investment.
If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities.
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including many in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability.
We have no products on the market and most of our product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have four product candidates that are in clinical development—lixivaptan, developed by Palladio, imgatuzumab, developed by Pega-One, SerpinPC, developed by ApcinteX, and ZF874, developed by Z Factor. The remainder of our programs are in discovery or IND-enabling phases. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•delays in submitting Investigational New Drug applications (“INDs”), Clinical Trial Applications (“CTAs”), or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;
•inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;

•poor effectiveness of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies; or
•factors including any delays caused by the continuing impact of the COVID-19 global pandemic and future epidemics, pandemics and other macroeconomic considerations.
Some of the clinical trials performed to date were, and in the future we may conduct, open-label studies involving only a limited number of clinical sites and a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our development programs for ApcinteX and Palladio have included open-label clinical trials, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates when studied in a controlled environment with a placebo or active control.
We may not be successful in our efforts to identify, discover, in-license or otherwise acquire additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.
The success of our business depends upon our ability to identify, develop and commercialize product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. Although certain of our product candidates are currently in clinical or preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.
Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. Clinical trials can fail at any stage of testing and failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits.
There is a high failure rate for small molecule drugs and biologic products proceeding through clinical development. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.
We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials, and the results of clinical development are uncertain.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•delay in completing preclinical studies;
•delays in reaching a consensus with regulatory authorities on trial design;
•delays in obtaining authorizations of INDs to commence a clinical trial;
•delays in reaching agreement or failing to agree on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in obtaining Institutional Review Board (“IRB”), or independent ethics committee approval at each clinical trial site;
•delays in opening a sufficient number of clinical trial sites and recruiting an adequate number of suitable patients to participate in our clinical trials;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations or trial sites;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•occurrence of clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•macro factors such as the COVID-19 global pandemic.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future drug sales and regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) plan;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
Our drug development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.
Further, we, the FDA or other regulatory authorities, or an IRB or ethics committee of the institutions in which our clinical trials are being conducted, or the Data Safety Monitoring Board for such trials, if any, may suspend or terminate our clinical trials. Such authorities may suspend or terminate a clinical trial at any time due to a number of factors, including if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP”), regulations, unforeseen safety issues or unacceptable health risks, failure to demonstrate a benefit from the product candidates, or if the FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.
Any product candidate we develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we are developing or may seek to develop in the future will ever obtain regulatory approval. We have no experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. This is particularly true for clinical trials in rare diseases, where the very small patient population makes it difficult or impossible to conduct traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications. For example, Palladio is developing lixivaptan for the treatment of ADPKD and ApcinteX is developing SerpinPC for the treatment of hemophilia. Trials in orphan indications often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:
•size of the patient population and process for identifying subjects;
•design of the trial protocol;
•eligibility and exclusion criteria;
•perceived risks and benefits of the product candidate under study;
•perceived risks and benefits of approaches utilized by one or more of our product candidates to treatment of diseases;
•availability of competing therapies and clinical trials;
•severity of the disease under investigation;
•proximity and availability of clinical trial sites for prospective subjects;
•ability to recruit clinical trial investigators with the appropriate competencies and experience;
•ability to obtain and maintain subject consent;
•risk that enrolled subjects will drop out before completion of the trial;

•patient referral practices of physicians;
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).
We plan to seek initial marketing approval in the United States and certain other major markets such as major countries in the European Union (“EU”), and the United Kingdom. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA, EMA, MHRA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:
•difficulty in establishing or managing relationships with CROs, and physicians;
•difficulty in obtaining local regulatory approval to conduct clinical trials;
•different standards for the conduct of clinical trials;
•our inability to locate qualified local consultants, physicians and partners; and
•the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.
If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.
We are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical studies and clinical trials that were previously conducted for our product candidates.
We have licensed patent and other intellectual property rights from third parties and we may continue to seek and enter into similar licenses for future programs. In certain cases, we intend to rely on results of studies previously conducted by third parties to support our own development of these candidates. For example, the historical development of imgatuzumab was conducted by Roche, the results from which Pega-One intends to utilize to support the further development of this program. In such cases, we may have no involvement with or control over the preclinical and clinical development of any of such product candidates prior to obtaining the in-license. Therefore, we would be dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.
In addition, our belief in the therapeutic potential of lixivaptan is based, in part, on experiences of Cardiokine in its development of this molecule for a hyponatremia indication, which included over 30 clinical trials. Cardiokine had previously submitted an NDA for lixivaptan for the hyponatremia indication, for which the FDA subsequently issued a complete response letter that cited certain product quality and safety issues and resulted in the agency’s determination not to approve lixivaptan for hyponatremia. Palladio subsequently obtained feedback from the FDA, following which, the FDA agreed with Palladio that no additional non-clinical work would be required to support the commencement of clinical trials or an NDA submission for an ADPKD indication. While, the meeting minutes issued by the FDA stated that the FDA did not believe the mortality findings from the legacy Cardiokine BALANCE trial — treatment of hyponatremia in hospitalized patients with congestive heart failure —would pose a barrier to approval of lixivaptan for the treatment of ADPKD, there can be no assurance that the FDA will maintain such position with respect to the lixivaptan ADPKD program under development by Palladio. If the FDA requires additional development and testing of lixivaptan, including in the form of additional preclinical or clinical studies that we have not planned for, we would be required to expend additional resources and our developmental timelines for this candidate will be delayed.
We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods.
We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. For example, the FDA may revisit its stance that our planned pivotal trial of lixivaptan in ADPKD can serve as a potentially registrational trial. Further, certain historical trials conducted with lixivaptan were conducted by a third party sponsor for an indication other than ADPKD. To the extent any data from historical trials are intended to support a marketing application for ADPKD, lesser weight may be applied to such data. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.
In certain cases in the future, we may develop therapies that may represent a new class of drug for which the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. For example, we may in the future develop product candidates that we believe are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act, but the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of a new drug application (NDA), or biologics license application (“BLA”), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. and vice versa.
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line,” or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects.
We may be unable to obtain orphan drug designation or exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
We have received orphan drug designation for lixivaptan for ADPKD in the United States and we may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.
Certain of our current product candidates, and our future potential product candidates may target patient populations that are smaller than the numbers described above. If we request orphan drug designation for our product candidates, there can be no assurances that FDA or the European Commission will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
•the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize our product candidates and our financial condition.
The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. In addition, we face competition from other companies that have adopted business models that are similar to ours in which they establish strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties for programs, product candidates, technologies or intellectual property. We may not be able to compete effectively with such companies. See “—We may not be successful in our efforts to use our differentiated asset-centric business model to build a pipeline of product candidates with commercial value.”
For example, for our clinical-stage product candidates, our main competitors include:
•For lixivaptan, tolvaptan for the treatment of ADPKD, along with bardoxolone, which is currently undergoing a Phase 3 trial.
•For SerpinPC, approved treatments such as emicizumab that are factor replacement therapies. In addition to these approaches, gene therapies for HA and HB are being developed by various sponsors including BioMarin, Pfizer/Spark and Freeline.
•For imgatuzumab, anti-PD1 immune checkpoint inhibitors such as cemiplimab and pembrolizumab. Cetuximab is also used off-label for advanced CSCC patients who are ineligible for anti-PD1 therapy or who relapse after treatment. Beyond immune checkpoint inhibitors, cisplatin-based combinations have demonstrated modest activity but with significant toxicity.
•For ZF874, several product candidates in clinical development such as ARO-AAT being developed by Arrowhead Pharmaceuticals, Inc. and belcesiran being developed by Dicerna Pharmaceuticals, Inc. for A1ATD. In addition, Vertex Pharmaceuticals, Inc. has a pre-clinical A1ATD development program.
Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our product being prevented from being marketed for significant periods (for example, where our competitor has secured regulatory exclusivity) or our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
Our product candidates may cause undesirable side effects. Additionally, the administration process or related procedures also can cause adverse side effects. Adverse events that occur in our trials may cause us, or cause regulatory authorities or others to order us to halt, delay or amend preclinical development or clinical development of our product candidates and could result in more restrictive labelling or the denial of regulatory approval of our product candidates for any or all targeted indications. Even if serious adverse events are unrelated to study treatment, such occurrences could affect patient enrollment or the ability of enrolled patients to complete the trial. In addition, if any of our product candidates are tested or used in combination with other drugs, these combinations may have additional side effects, which could be more severe than those caused by either therapy alone.

Additionally, certain of our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered when a significantly larger number of patients have been exposed to the drug. While we believe that our product candidates have demonstrated manageable tolerability profiles thus far in the target indications, there can be no assurance that it or any of our other product candidates will not cause more severe side effects in a greater proportion of patients. In addition, some of our product candidates are intended to address limitations in current treatment approaches by offering potentially greater tolerability. If we do not observe a favorable tolerability profile in testing of such product candidates that differentiate them from competitors in the market, we may decide to suspend or terminate development of such candidates.
In addition, certain of our product candidates target diseases that are life-threatening or are associated with significant co-morbidities. For example, some of our product candidates are designed to address cancers, an indication in which patients may undergo treatment with other therapies such as chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive.
Additionally, if any of our product candidates receives marketing approval, FDA could require us to adopt REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.
We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
Currently, most of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development and IND-enabling activities. We may not be able to file INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
We are planning to conduct future clinical trials for certain product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are planning to conduct future clinical trials for certain product candidates outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and adversely affect our business.
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of our product candidates in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. We may also submit marketing applications to regulators in other jurisdictions, such as to the MHRA in the United Kingdom. Even if a product candidate is approved, the FDA, the European Commission, the MHRA and other foreign regulatory authorities, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.
A Fast Track designation by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for certain of our current and future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
Even if we receive regulatory approval of one or more of our product candidates, we would be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice (“GLP”) regulations and GCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers are required to comply with applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a REMS, which may include distribution or use restrictions;
•requirements to conduct additional post-market clinical trials to assess the safety of the product;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
The market opportunities for our oncology product candidates may be relatively small since the patients who may potentially be treated with our oncology product candidates are those who are ineligible for or have failed prior treatments, and our estimates of the prevalence of our target patient populations may be inaccurate.
Cancer therapies are sometimes characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. There is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
Our projections of both the number of people who have the cancers we are targeting, who may have their tumors genetically sequenced, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.
If we decide in the future to develop our product candidates in combination with other therapies, such strategy may expose us to additional risks.
We may in the future develop one or more of our product candidates in combination with one or more approved or unapproved therapies. Even if any product candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA, the MHRA or comparable foreign regulatory authorities outside of the United States could still revoke approval of the therapy used in combination with our product. If the therapies used in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
Further, we will not be able to market and sell any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
If the FDA, EMA, MHRA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
Certain of our product candidates are expected to be used with a drug delivery system and thus may be regulated as a combination product and may face additional challenges, risks and delays in the product development and regulatory approval process.
Our intranasal OX2R agonist program is expected to be used with the OptiNose Bi-Directional Exhalation Delivery System, to which we have an exclusive license agreement. When evaluating product candidates that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. Intranasal OX2R is in preclinical development and use of the OptiNose Bi-Directional Exhalation Delivery System with OX2R may be unsuccessful in clinical trials and we may have to identify another delivery device or develop our own. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. Additionally, quality or design concerns with the delivery system could delay or prevent regulatory approval and commercialization of intranasal OX2R.
Risks Related to our Reliance on Third Parties
We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and if these third parties perform in an unsatisfactory manner, our business could be substantially harmed.
We currently conduct and expect to continue to rely on third parties such as CROs to conduct our clinical trials. However, we do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without assistance of third parties.
We have relied upon and plan to continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or assist us in conducting GCP-compliant clinical trials on our product candidates properly and on time, and may not currently have all of the necessary contractual relationships in place to do so. Once we have established contractual relationships with such third-party CROs, we will have only limited control over their actual performance of these activities.

We and our CROs and other vendors are required to comply with cGMP, GCP and GLP which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Union and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA, MHRA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
While we will have agreements governing their activities, our CROs will not be our employees, and we will not be able to control whether or not they devote sufficient time and resources to our future preclinical and clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. CROs also may use our proprietary information and intellectual property in such a way as to result in litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, the clinical data generated in our clinical trials may be deemed unreliable, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus, and could delay development and commercialization of our product candidates. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition.
We could experience manufacturing problems that result in delays in our development or commercialization of our programs or otherwise harm our business.
The manufacturing processes our CMOs use to produce our and our affiliates’ product candidates are complex. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of the supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular CMO, and as a result, it would be difficult and time consuming to find an alternative CMO.
Some of our product candidates include biologics, some of which have physical and chemical properties that cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA, the MHRA or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA, the MHRA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
Our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.
Any problems in our CMOs’ supply chain, manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in our manufacturing process could restrict our ability to meet potential future market demand for products.
We currently rely and expect to rely in the future on the use of third parties to manufacture our product candidates. Our business could be harmed if the third party manufacturers experience supply chain shortages, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices or deliver defective products.
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP compliance as part of our marketing application;
•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•a change in manufacturers or certain changes in manufacturing processes/procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing process/procedures will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, and such study may be unsuccessful;
•our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;
•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•our third-party manufacturers could breach or terminate their agreements with us;

•raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
•our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied. Moreover, because each of our Centessa Subsidiaries has a separate manufacturing process for their programs, we will not benefit from any synergies related to manufacturing costs. We may also face logistical problems in managing different CMOs and processes for all of our Centessa Subsidiaries.
Certain third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.
Certain of the third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business. The active pharmaceutical ingredients (“API”) used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA or BLA (as applicable) to the FDA and/or EMA, MHRA or other applicable regulatory bodies. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.
If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.
It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology, on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.
If we fail to comply with our obligations under our license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.
We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. See “—Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.” In addition, two vaccines for the coronavirus were granted Emergency Use Authorization by the FDA in late 2020 and a third in February 2021, and may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology or other product candidates that may be identified, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to the product candidates, and our ability to successfully commercialize the product candidates and other product candidates that we may pursue may be impaired.
As is the case with other pharmaceutical and biopharmaceutical companies, our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We have and expect to continue to maintain and expand our own patent estate.
We have also licensed patent and other intellectual property rights to and from our partners. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, whereas other licenses may not give us such rights. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license to or from our partners, and we may have to rely on our partners to fulfill these responsibilities. Consequently, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.
The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such licensed patents rights may otherwise become invalid.
The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively exclude others from commercializing competitive technologies and products. The patent examination process may require us or our licensors to narrow the scope of the claims of our pending and future patent applications, and therefore, even if such patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.
Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the United States Patent and Trademark Office (“USPTO”), objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. These risks are heightened due to our reliance on third parties, including third party consultants, CROs and CMOs, for certain aspects of our business. The activities conducted by our third party vendors require us to share our trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
Third-party claims of intellectual property infringement, misappropriation or other violations may be costly and time consuming and may prevent or delay our product discovery and development efforts.
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review, and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. With regard to our subsidiary Capella Bioscience, we are aware of issued patents in Europe owned by La Jolla Institute of Allergy and Immunology (the “La Jolla patents”) that are directed to a method of treatment with an inhibitor of LIGHT. The La Jolla patents could be construed to cover, and the owner of such patent may claim that its patents do cover, certain product candidates and technologies, including Capella Bioscience’s anti-LIGHT antibody in certain treatment indications in certain European jurisdictions. The La Jolla patents are expected to expire in 2028, without taking into account any possible patent term adjustments or extensions. The La Jolla patents are currently subject to an opposition proceeding at the EPO brought by European Oppositions Limited which may result in a narrowing of the patents scope or loss of rights under the patents or the patents may be upheld in their granted form. There can be no assurance that the challenge by European Oppositions Limited against the La Jolla patents, or other proceedings challenging the La Jolla patents, will be successful. Depending on the outcome of challenges to the La Jolla patents, Capella Bioscience’s product launch in Europe, if a product is approved, may need to be delayed until after the expiry of the La Jolla patents.
We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;
•substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;
•redesigning our product candidates or processes so they do not infringe, misappropriate or violate third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and
•there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs.
Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.
We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (“EPO”), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license in the future is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged.
Competitors and other third parties may infringe or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents or our licensed patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours or a licensed patent is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.
If we were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid or unenforceable. Such a loss of patent protection would materially harm our business, financial condition, results of operations and prospects.
Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be materially harmed if the prevailing party does not offer us a license on commercially reasonable terms.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Our competitors maybe larger than we are and may have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other product candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our ADSs to decline. Any of the foregoing events could harm our business, financial condition, results of operation and prospects.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.
The patent protection we obtain for our product candidates and technology may be challenged or not sufficient enough to provide us with any competitive advantage.
Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity, or enforceability, and such patents may be challenged, invalidated or held to be unenforceable, including in the courts or patent offices in the United States and abroad, or circumvented. We may be subject to a third party preissuance submission of prior art to the USPTO, or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others.
Currently, one of our in-licensed European patents related to Morphogen’s MGX292 is involved in a European opposition proceeding at the EPO. While we and the licensor are defending against this opposition, there is a risk that one or more of the grounds raised by the opponents will invalidate one or more of the granted claims or require an amendment of the claims in a way that does not cover our product candidates. This may prevent us from asserting this patent against our competitors marketing otherwise infringing products in relevant European countries where this patent has been granted.
An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolios may not provide us with adequate protection against third parties seeking to commercialize products similar or identical to ours. We expect to request extensions of patent terms to the extent available in countries where we obtain issued patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of

1984 permits a patent term extension of up to five years beyond the expiration of the patent. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. In such case, our competitors may launch their products earlier than might otherwise be anticipated. Moreover, some of our owned or in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us.
In addition, our owned and in-licensed patents may be subject to a reservation of rights by the licensor, its affiliates and one or more third parties. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can also exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
We may be subject to claims by third parties asserting that we or our employees have infringed upon, misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.
Many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. Litigation may be necessary to defend against these claims.
In addition, we or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our owned or in-licensed patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs, delay development of our product candidates and be a distraction to management. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and may export otherwise infringing drugs to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These drugs may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.
Many countries, including major European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could adversely affect our business, financial condition, results of operations and prospects.
A number of our programs and associated product candidates are heavily dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.
We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our product candidates. We may also need to obtain additional licenses to advance the development and commercialization of other product candidates we may develop. We expect that future license agreements will impose upon us, various development, regulatory and or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, in which event we would not be able to develop, market or otherwise commercialize products covered by the license, and in some instances, may be also obligated to transfer back to licensor our developments related to the licensed product and associated regulatory rights. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and certain provisions in intellectual property license agreements may be susceptible to multiple interpretations. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to transfer, assign, or sublicense patent and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•our right to transfer or assign the license;
•the ability and effects of termination; and
•restrictive covenants that may restrict our abilities to compete or market competing products.
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Our current licenses and any future licenses that we may enter into impose various fees, royalty payment, milestone and other obligations on us. Under some license agreements, we may not control prosecution of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement, and may accordingly seek to terminate our license. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects. Under some license agreements, termination may also result in the transfer or granting of rights under certain of our intellectual property and information related to the product candidate being developed under the license, such as regulatory information.
In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms, our business, competitive position, financial condition, results of operations and prospects could be materially harmed.
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we are not able to obtain patent term extension or non-patent exclusivity in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our product candidates, our business may be materially harmed.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.
For instance, for our subsidiary, Pega-One SAS, in-licensed patents and patent applications directed to imgatuzumab and uses thereof are expected to expire between 2026 and 2028, which do not include any possible patent term extension. Our in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, prospects and results of operations.
For our subsidiary, Palladio Biosciences, the earliest in-licensed patents directed to composition of matter of lixivaptan and certain methods of use related to lixivaptan have expired. The expiration of these patents could have a material adverse effect on our business, financial condition, prospects and results of operations. We own pending patent applications directed to methods of treatment with lixivaptan that, if issued as patents, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.
With respect to Pega-One, we intend to utilize new preclinical, clinical and combination proprietary data to expand the product-specific patents estate. Additionally, with respect to our biologics products, we hope to take advantage of enhanced regulatory exclusivity periods, such as the 12 years of regulatory exclusivity available to biologics manufacturers under the Biologics Competition and Innovation Act of 2009. However, despite these measures, we may still lose the right the exclude others from practicing these inventions, which may negatively impact our business.
Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
•we, or our current or future licensors might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or our current or future licensors might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;

•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could harm our business, financial condition, results of operations and prospects.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
We engage a number of consultants employed by academic institutions in jurisdictions that contain inventorship laws mandating that any inventions developed by such consultants whilst performing consultancy services automatically or otherwise shall reside in the employing institution and granting such institutions the first right to develop and/or commercialize such inventions. We may not be able to secure rights (whether through ownership or license interest) in inventions developed by such consultants during performance of consulting services for our companies.
We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign their intellectual property to his or her employing institution.
Despite our undertaking of the measures listed above, we are subject to claims challenging the inventorship or ownership of our patents and other intellectual property and may be subject to further claims in the future. For example, our subsidiary PearlRiver has entered into consulting arrangements with a number of its founders and other investigators who, in each case, are employed by or affiliated with certain universities in Germany. The consulting arrangements provide that in the event such consultants invent during the course of performing activities for PearlRiver, such invention shall nonetheless be owned by the employing university and the employing university would be entitled to commercialize the invention. In order for PearlRiver to gain access to such invention, it would need to negotiate and enter into a licensing arrangement with the employing university. There can be no assurances that PearlRiver would be successful in such negotiations or that a license would be obtained on favorable terms. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Certain of our employees and inventions are subject to German law.
Certain of our personnel work in Germany and are subject to German employment law. Inventions which may be the subject of a patent or of protection as a utility model and which are or were made by personnel working in Germany (except for legal representatives of our respective legal entities, for example managing directors) are subject to the provisions of the German Act on Employees’ Inventions (Gesetz über Arbeitnehmererfindungen), or the German Inventions Act, which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes may occur between us and our current or past employees pertaining to the sufficiency of compensation paid by us, allocation of rights to inventions under this act or alleged non-adherence to the provisions of this act, any of which may be costly to resolve and take up our management’s time and efforts whether we prevail or fail in such dispute. Even if we lawfully own all inventions created by our employees who are subject to the German Inventions Act, we are required under German law to reasonably compensate such employees for the use of the inventions and intellectual property rights related thereto. If we are required to pay compensation or face other disputes under the German Inventions Act, our results of operations could be adversely affected. Legal representatives of legal entities, for example managing directors, whose contractual relationships with the respective entity are subject to German law and that are not subject to the German Inventions Act as well as consultants must assign and transfer their interest in inventions and/or patents they invent or co-invent to us in order for us to have any rights to such inventions or patents.
There can be no assurance that all such assignments are fully effective, which may lead to unexpected costs or economic disadvantages and may harm our business, prospects, financial condition and results of operations. If any of our current or past employees, legal representatives of our legal entities or consultants obtain or retain ownership or co-ownership of any inventions or related intellectual property rights that we believe we own, we may lose valuable intellectual property rights and be required to obtain and maintain licenses from such employees or legal representatives of legal entities or consultants to such inventions or intellectual property rights, which may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain a license to any such employee’s, legal representative’s of legal entities or consultant’s interest in such inventions or intellectual property rights, we may need to cease the development, manufacture, and commercialization of one or more of the products or solutions we may develop or may have developed. In addition, any loss of exclusivity of our intellectual property rights could limit our ability to stop others from using or commercializing similar or identical products and solutions. Any of the foregoing events could have a material adverse effect on our business, financial condition, prospects and results of operations.
Risks Related to Commercialization
We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.
We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring the rights to our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We currently have no sales force, marketing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and supply capabilities or outsource these activities to a third party.
Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union, the United Kingdom or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.
The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Ethical, social and legal concerns about our product candidates could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, the European Commission (on the recommendation of the EMA) in the European Economic Area, the MHRA in the United Kingdom and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of our product candidates as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:
•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the potential and perceived advantages of product candidates over alternative treatments;
•the cost of treatment relative to alternative treatments;
•the clinical indications for which the product candidate is approved by FDA, the EMA or the MHRA;
•patient awareness of, and willingness to seek, genotyping;
•the willingness of physicians to prescribe new therapies;
•the willingness of the target patient population to try new therapies;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of FDA, EMA, MHRA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•relative convenience and ease of administration;
•the strength of marketing and distribution support;
•the timing of market introduction of competitive products;
•publicity concerning our products or competing products and treatments; and
•sufficient third-party payor coverage and reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.
If the market opportunities for our product candidates are smaller than we believe they are, it may not be financially viable to commercialize, and if we do commercialize, our product revenues for any therapies that are approved for commercial sale may be adversely affected and our business may suffer.
We focus our research and product development on treatments for various diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union, the United Kingdom and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
Further, there are several factors that could contribute to making the actual number of patients who receive our potential products less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new products or therapies in many underdeveloped markets.
If we are unable to establish sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.
We currently have no sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding our product candidates with entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential products. If any of our product candidates is approved but fails to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be “highly similar” or “biosimilar or interchangeable” with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower-cost biosimilars even if we commercialize a product candidate faster than our competitors.

Additionally, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.
For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The U.S. federal government also has announced delays in the implementation of key provisions of the ACA. The implications of these delays for our and our partners’ business and financial condition, if any, are not yet clear.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.
In March 2010, the ACA was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, in January 2017, then-President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. The probability of success of any previously announced policies under the former Trump administration and their impact on the United States prescription drug marketplace is unknown, particularly in light of the new Biden administration.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, more recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues. Further, as discussed above, United States regulators are contemplating a MFN Model under which Medicare Part B reimbursement rates would be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.
We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and will face an even greater risk if we commercially sell any medicines that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or medicines that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize our product candidates.
Although we coverage for clinical trials that we sponsor, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and if we successfully commercialize any product candidates. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs increase in size. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Risks Related to our Business and Industry
Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
In December 2019, a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As a result of the ongoing COVID-19 pandemic, we have, and expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in enrolling and retaining patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•risk that we are unable to enroll participants in our clinical trials in adequate numbers;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•interruption or delays to our sourced identification, discovery and clinical activities.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our senior management, including scientific and medical personnel and other key employees. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. In particular, due to our small number of employees, the loss of one employee may have a larger impact on our business than compared to a loss at one of our peers. We currently do not maintain “key person” insurance for any members of our management team.
Our Centessa Subsidiaries have historically conducted operations across facilities around the world. We may in the future expand our operations in the U.S. and other geographies, particularly in certain biotech hubs. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects in the key jurisdictions in which we operate.
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us at any time. Although we have employment agreements with our key employees, certain of these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
Additionally, we rely on our scientific founders and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. Certain of our scientific founders, advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed.
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and subprocessors to help us operate our business and we may also share such sensitive information with our partners or other third parties in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security breaches. Our internal computer systems (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, unauthorized access, denial-of-service attacks (such as credential stuffing); ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures. For example, Capella Biosciences was the victim of an attack in which an unrelated party hacked into the email of Capella Biosciences’ Chief Executive Officer. In the past, a Centessa Subsidiary experienced unauthorized access to its systems through social engineering schemes. If any such material system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as necessitating that we incur significant costs to address such failure, accident or security breach. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues. Due to the COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data.
To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. Even if we were to take and have taken security measures designed to protect against security breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or security breaches, or militating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or cause security breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of security breaches, and such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
Actual or perceived security breaches or vulnerabilities, lack of appropriate information security safeguards and concerns regarding data privacy or security may cause some of our actual or prospective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. Additionally, regulators could impose penalties and monetary fines against us for similar concerns. The discontinuance of relationships with third parties, or the failure to meet the expectations of such third parties, and/or regulatory investigation or enforcement, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities arising out of such security breaches or vulnerabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially and adversely affect our business.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Our international operations may expose us to business, regulatory, legal, political, operational, financial, pricing and reimbursement risks associated with doing business across multiple jurisdictions outside of the United States.
Our business is subject to risks associated with conducting business internationally. Our Centessa Subsidiaries, suppliers, industry partners and clinical study centers are located across Europe, the United States and certain other jurisdictions. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities across multiple jurisdictions. Doing business internationally involves a number of risks, including but not limited to:
•multiple, conflicting and changing laws, regulations, and compliance requirements such as privacy regulations, tax laws and practice, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•certain expenses including, among others, expenses for travel, translation and insurance; and
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act and/or the UK Bribery Act of 2010, or provisions of anti-corruption or anti-bribery laws in other countries.
Any of these factors could harm our future international expansion and operations and, consequently, our results of operations.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The ACA amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties. On December 2, 2020, the Office of Inspector General (“OIG”), published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, this rule will have on our business;
•federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The ACA provides and recent government cases against pharmaceutical and medical device manufacturers support the view that Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from, among other things, knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements on covered entities, including health plans, health care clearinghouses and certain health care providers and their business associates and covered subcontractors relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•federal transparency laws, including the federal Physician Payment Sunshine Act, that require disclosure of payments and other transfers of value provided to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•state law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, individual imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and individual imprisonment.
Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or individual imprisonment.
For further information on privacy laws, regulations and standards, as well as policies, contracts and other obligations related to data privacy and security, and the potential application thereof to our operations (including in relation to our use of health-related personal data), see the sub-section immediately below this.

We are subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (that could include fines and penalties), a disruption of our clinical trials or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.
The legislative and regulatory framework relating to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing (collectively, “Process” or “Processing”) of personal data (including health-related personal data) worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply and some of which may impose potentially conflicting obligations.
Accordingly, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, Data Protection Requirements). If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations.

For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into effect on May 25, 2018 across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA and the United Kingdom.

Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, which increase our obligations with respect to clinical trials conducted in the EEA or the UK, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; adopting a broad the definition of personal data to possibly include ‘pseudonymized’ or key-coded data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; imposing stringent transparency obligations to data subjects, which requires more detailed notices for clinical trial subjects and investigators; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects; formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when working with third-party processors or joint controllers; imposing mandatory data breach notification requirements; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information), which is relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.

In addition, the GDPR provides that EEA member states may introduce specific or additional requirements related to the Processing of special categories of personal data such as health data that we may process in connection with clinical trials or otherwise. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the Processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk. Such country-specific regulations could also limit our ability to Process relevant personal data in the context of our EEA and/or UK operations ultimately having an adverse impact on our business, and harming our business and financial condition.

Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. The Court of Justice of the European Union

(“CJEU”) in its decision in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board (“EDPB”) has issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

European data protection laws also provide for robust regulatory enforcement and significant penalties for noncompliance, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some Processing of personal data carried out by noncompliant businesses – including permitting authorities to require destruction of improperly gathered or used personal data. European supervisory authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. The GDPR also confers a private right of action on data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. As noted above, the legality of transfers of personal data to the United States and other third countries is a subject of particular uncertainty and we expect increased enforcement activity from the supervisory authorities with respect to such transfers.

Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA.

Additionally, as noted above, the UK has transposed the GDPR into UK domestic law by way of the UK GDPR with effect from January 2021, which could expose us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Also, following the expiry of the post-Brexit transitional arrangements, the UK Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border Processing’ for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.

In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (“CCPA”), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

On March 2, 2021, for example, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA is rather similar to the Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to its residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law but it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In other foreign jurisdictions in which we operate or have operated (including sponsoring past, present or future clinical trials), such as, without limitation, Canada and Georgia, similar Data Protection Requirements may apply.

Generally, these laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and may require us to modify our Processing practices at substantial costs and expenses in an effort to comply.

Additionally, regulations promulgated pursuant to HIPAA, as amended, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards designed to protect the privacy, confidentiality, integrity and availability of protected health information. These provisions may be applicable to our business or that of our collaborators, service providers, contractors or consultants.

Determining whether protected health information has been handled in compliance with applicable Data Protection Requirements can be complex and may be subject to changing interpretation. If we are unable to properly protect the privacy and security of protected health information, we could be found to have violated these privacy and security laws and/or breached certain contracts with our business partners (including as a business associate). Further, if we fail to comply with applicable Data Protection Requirements, such as, to the extent applicable, HIPAA privacy and security standards, we could face significant civil and criminal penalties. In the United States, the Department of Health and Human Services’ and state attorneys general enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Given the breadth and evolving nature of Data Protection Requirements, preparing for and complying with these requirements is rigorous, time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that Process personal data on our behalf.

We may publish privacy policies and other documentation regarding our Processing of personal data and/or other confidential, proprietary or sensitive information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business or otherwise materially and negatively impact our business.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
We are comprised of multiple portfolio operating entities, all of which are at differing stages in their commercial, clinical, and pre-clinical operations, and all of which have taken differing measures to comply (and have varying degrees of compliance) with Data Protection Requirements. The lack of uniformity in the portfolio operating entities’ efforts to comply with Data Protection Requirements, including, without limitation, establishing appropriate information security measures, could materially and adversely affect our business.
We are comprised of multiple portfolio operating entities, many of which were previously unrelated to the others and have operated discretely. Accordingly, the particular application of Data Protection Requirements may vary significantly across our group; as may the approach adopted by, and success of, relevant members of our organization to comply with relevant Data Protection Requirements. We have yet to adopt a harmonized approach to compliance with Data Protection Requirements across our group. The design, implementation, consolidation and harmonization of Processing operations, and relevant systems and facilities, across our company may cause us to incur significant expense, even where relevant members of the group are located within the same jurisdictions. These efforts could adversely affect our financial results.
Furthermore, the risks resulting from potential failure to comply, or perception of failure to comply, with Data Protection Requirements may vary significantly across our group.
Our company results from the combination of multiple early-stage operating companies within the life sciences sector. As early-stage companies, many of our operating companies are not at a level of maturity in relation to efforts to achieve compliance with Data Protection Requirements and the structuring of Processing operations, which would ordinarily be expected of an operating company that is a subsidiary of a publicly-traded company. Consequently, there exists a high level of risk with respect to one or more such companies as a result of its or their failure to comply, or perception of failure to comply, with Data Protection Requirements.
Risks Related to Ownership of Our Securities
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our ADSs less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2021, the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ordinary shares that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our ADS price may be more volatile.
Our articles of association provide that the courts of England and Wales will be the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act or the Exchange Act, and that the United States District Court for the Southern District of New York will be the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
Our articles of association provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act 2006 (“Companies Act”), or our articles of association (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the England and Wales Forum Provision. The England and Wales Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our articles of association will further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Courts shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, or the U.S. Federal Forum Provision. In addition, our articles of association will provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The England and Wales Forum Provision and the U.S. Federal Forum Provision in our articles of association may impose additional litigation costs on our shareholders in pursuing any such claims. Additionally, the forum selection clauses in our articles of association may limit the ability of our shareholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the courts of England and Wales and other courts within the U.S., will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition. The U.S. Federal Forum Provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The courts of England and Wales and the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.
The price of our ADSs may be volatile, and you could lose all or part of your investment.
The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:
•the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
•the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•adverse results or delays in preclinical studies and clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers or our manufacturing plans;
•our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•our inability to establish collaborations if needed;
•our failure to commercialize our product candidates;
•changes in the structure of healthcare payment systems;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services offered by us or our competitors;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial cancer target markets;
•our ability to successfully treat additional types of cancers or at different stages;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our ADSs by us or holders of our ADSs in the future;
•trading volume of our ADSs;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including intellectual property or shareholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition, results of operation and future prospects.
Sales of a substantial number of securities by shareholders in the public market could cause our ADS price to fall.
If our shareholders sell, or indicate an intention to sell, substantial amounts of our ADSs in the public market after the lockup and other legal restrictions on resale lapse, the trading price of our ADSs could decline. In connection with our initial public offering, our officers, directors and substantially all of our pre-IPO shareholders have agreed to be subject to a contractual lock-up with the underwriters, which will expire 180 days after June 1, 2021, the date of the Prospectus. The lock-up agreements contain important exceptions that govern their applicability. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Jefferies LLC and Evercore Group L.L.C., however, may, in their sole discretion, permit our officers, directors and other shareholders who are subject to these lock-up agreements to sell ordinary shares or ADSs prior to the expiration of the lock-up agreements.
In addition, ordinary shares that are either subject to outstanding options or reserved for future issuance under equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.
As of June 30, 2021, the holders of 49,197,753 ordinary shares are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
We do not know whether an active, liquid and orderly trading market will develop for our ADSs or what the market price of our ADSs will be and, as a result, it may be difficult for you to sell your ADSs.
Although our ADSs are listed on The Nasdaq Global Select Market, an active trading market for our ADSs may never develop or be sustained following our IPO. You may not be able to sell your ADSs quickly or at the market price if trading in shares of our ADSs is not active. As a result of these and other factors, you may be unable to resell your ADSs at or above the price at which your purchased them. Further, an inactive market may also impair our ability to raise capital by selling additional ADSs and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ADSs as consideration.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our ADSs and trading volume could decline.
The trading market for our ADSs will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our ADSs would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our ADSs or publishes inaccurate or unfavorable research about our business, our ADS price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our ADSs could decrease, which might cause our ADS price and trading volume to decline.
Our principal shareholders and management own a significant percentage of our voting shares and will be able to exert significant influence over matters subject to shareholders’ approval.
Our executive officers, directors, and 5% shareholders beneficially owned approximately 47.2% of our voting shares as of June 30, 2021. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
In addition, some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which you may have purchased our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
Future sales and issuances of our ADSs or rights to purchase ordinary shares, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause the price of our ADSs to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell ADSs, ordinary shares, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ADSs, ordinary shares, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales, and new investors could gain rights, preferences, and privileges senior to the holders of our ADSs. Pursuant to our 2021 Plan, our management is authorized to grant share options to our employees, directors, and consultants.
As of June 30, 2021, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,662,500 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.

We have broad discretion in the use of our cash resources and may not use them effectively.
Our management will have broad discretion in the application of our cash resources, and you will not have the opportunity as part of your investment decision to assess whether such resources are being used appropriately. Because of the number and variability of factors that will determine our use of our cash resources, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash resources in ways that ultimately increase or maintain the value of your investment. Pending their use, we may invest our cash resources in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our shareholders.
We do not intend to pay dividends on our ordinary shares, so any returns will be limited to the value of our ordinary shares or ADSs.
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our ADS. Furthermore, under the Companies Act, a company’s accumulated realized profits, so far as not previously utilized by distribution or capitalization, must exceed its accumulated realized losses so far as not previously written off in a reduction or reorganization of capital duly made (on a non-consolidated basis), before dividends can be paid. In the future, were our dividend policy to change, a dividend or distribution may still be restricted from being declared and paid. In addition, under the Companies Act, a public company can only affect a buyback of shares out of distributable profits or a fresh issue of shares and cannot do so out of capital. For these reasons, any return to shareholders may therefore be limited to the appreciation of their shares, which may never occur.
As a public company, we may be at an increased risk of securities class action litigation, which is expensive and could divert management attention.
The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a newly public company, we will incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
We have material weaknesses in our internal control systems over financial reporting and will need to hire additional personnel and design and implement proper and effective internal controls over financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.
Our management is responsible for establishing and maintaining internal control over financial reporting, disclosure controls, and compliance with the other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with international financial reporting standards. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.
In connection with the audits of our financial statements as of December 31, 2020 and for the period from October 26, 2020 (inception) through December 31, 2020 and in connection with audits of our Centessa Subsidiaries as of December 31, 2019 and 2020 for the periods or years ended December 31, 2019 and 2020, we identified material weaknesses in our internal control over financial reporting. Neither Centessa nor the Centessa Subsidiaries have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we and Centessa Subsidiaries did not have the necessary personnel to design effective components of internal control including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.
Management will aim to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls. However, we will not be able to fully remediate these material weaknesses until these steps have been completed and are functioning effectively, which may expose us to errors, losses or fraud until remediated. In addition, we cannot at this time provide an estimate of the costs we expect to incur or the expected timeline in connection with implementing our remediation plan. These remediation measures may be time-consuming and costly, and might place significant demands on our financial and operational resources. If we are unable to successfully remediate these material weaknesses or successfully supervise and rely on outside advisors with expertise in these matters to assist us in the preparation of our financial statements, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our ADSs to decline.
If we fail to develop or maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we will be required to develop and maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. In addition, once we are no longer an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. In addition, to the extent we acquire or establish additional consolidated subsidiaries, the financial statements of such entities may not be initially prepared by us, and we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in our adding monitoring and audit processes, and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future, which could lead to delays in our external reporting. In particular, this may occur where we are establishing such entities with partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the consolidated subsidiaries on a timely basis, it could cause delays in our external reporting. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our ADSs.
We have relied upon and, in the future we expect to continue to rely upon third-party contracted service providers to assist with our financial reporting. We are in the process of designing and implementing internal controls over financial reporting required to comply with the Sarbanes-Oxley Act. This process will be time consuming, costly, and complicated. If we are unable to assert that our internal control over financial reporting is effective or when required in the future, if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could be adversely affected and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Our business and operations in the UK and EU may be negatively impacted by the United Kingdom’s withdrawal from the EU, which could adversely affect the price of our ADSs.
On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU (“Brexit”). After nearly three years of negotiation and political and economic uncertainty, the UK’s withdrawal from the EU became effective on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK and EU have signed a EU-UK trade and cooperation agreement (“EU-UK Trade and Cooperation Agreement”), which became provisionally applicable on January 1, 2021 and became formally applicable on May 1, 2021 following ratification from both the UK and EU. This agreement provides details on how some aspects of the UK and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the UK following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future UK laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the UK and the EU.
The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the UK.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. Since the regulatory framework in the UK covering quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of any of our future product candidates in the UK. For instance, the UK will now no longer be covered by the centralized procedure for obtaining EEA-wide marketing and manufacturing authorizations from the EMA for medicinal products and a separate process for authorization of drug products will be required in the UK. For a period of two years from 1 January 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a UK marketing authorization, however a separate application will still be required. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the UK and could restrict our ability to generate revenue from that market.
We expect that, now the transition period has expired, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replicate or replace, including those related to the regulation of medicinal products. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations in the UK.

The uncertainty concerning the UK’s legal, political and economic relationship with the EU following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).
Holders of ADSs are not treated as holders of our ordinary shares.
By investing in our company, you are a holder of ADSs with underlying ordinary shares in a company incorporated under English law. Holders of ADSs are not treated as holders of our ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of our ordinary shares, other than the rights that they have pursuant to the deposit agreement.
Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.
ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to the right of ADS holders to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares. In addition, ADS holders may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.
We are entitled to amend the deposit agreement and to change the rights of ADS holders under the terms of such agreement, or to terminate the deposit agreement, without the prior consent of the ADS holders.
We are entitled to amend the deposit agreement and to change the rights of the ADS holders under the terms of such agreement, without the prior consent of the ADS holders. We and the depositary may agree to amend the deposit agreement in any way we decide is necessary or advantageous to us or to the depositary. Amendments may reflect, among other things, operational changes in the ADS program, legal developments affecting ADSs or changes in the terms of our business relationship with the depositary. In the event that the terms of an amendment are materially disadvantageous to ADS holders, ADS holders will only receive 30 days’ advance notice of the amendment, and no prior consent of the ADS holders is required under the deposit agreement. Furthermore, we may decide to direct the depositary to terminate the ADS facility at any time for any reason. For example, terminations may occur when we decide to list our ordinary shares on a non-U.S. securities exchange and determine not to continue to sponsor an ADS facility or when we become the subject of a takeover or a going-private transaction. If the ADS facility will terminate, ADS holders will receive at least 30 days’ prior notice, but no prior consent is required from them. Under the circumstances that we decide to make an amendment to the deposit agreement that is disadvantageous to ADS holders or terminate the deposit agreement, the ADS holders may choose to sell their ADSs or surrender their ADSs and become direct holders of the underlying ordinary shares, but will have no right to any compensation whatsoever.
ADS holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.
The deposit agreement governing the ADSs representing our ordinary shares provides that, to the fullest extent permitted by law, holders and beneficial owners of ADSs irrevocably waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to the ADSs or the deposit agreement.
If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and the ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.
If you or any other holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.
No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with the U.S. federal securities laws and the rules and regulations promulgated thereunder.
Moreover, as the jury trial waiver relates to claims arising out of or relating to the ADSs or the deposit agreement, we believe that, as a matter of construction of the clause, the waiver would likely to continue to apply to ADS holders who withdraw the ordinary shares from the ADS facility with respect to claims arising before the cancellation of the ADSs and the withdrawal of the ordinary shares, and the waiver would most likely not apply to ADS holders who subsequently withdraw the ordinary shares represented by ADSs from the ADS facility with respect to claims arising after the withdrawal. However, to our knowledge, there has been no caselaw on the applicability of the jury trial waiver to ADS holders who withdraw the ordinary shares represented by the ADSs from the ADS facility.
You will not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise your right to vote.
Except as described in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. Under the terms of the deposit agreement, holders of the ADSs may instruct the depositary to vote the ordinary shares underlying their ADSs. Otherwise, holders of ADSs will not be able to exercise their right to vote unless they withdraw the ordinary shares underlying their ADSs to vote them in person or by proxy in accordance with applicable laws and regulations and our articles of association. Even so, ADS holders may not know about a meeting far enough in advance to withdraw those ordinary shares. If we ask for the instructions of holders of the ADSs, the depositary, upon timely notice from us, will notify ADS holders of the upcoming vote and arrange to deliver our voting materials to them. Upon our request, the depositary will mail to holders a shareholder meeting notice that contains, among other things, a statement as to the manner in which voting instructions may be given. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our articles of association. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, holders of ADSs may not be able to exercise their right to give voting instructions or to vote in person or by proxy and they may not have any recourse against the depositary or us if their ordinary shares are not voted as they have requested or if their shares cannot be voted.
You may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.
The depositary for the ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. You will receive these distributions in proportion to the number of our ordinary shares your ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that you may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to you. These restrictions may have an adverse effect on the value of your ADSs.

Claims of U.S. civil liabilities may not be enforceable against us.
We are incorporated under English law and have our registered office in England. Certain members of our board of directors and senior management are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.
The United States and England and Wales do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in England and Wales. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in England and Wales against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If the courts of England and Wales give judgment for the sum payable under a U.S. judgment, the judgment of the English and Welsh court will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.
As a result, U.S. investors may not be able to enforce against us or our senior management, board of directors or certain experts named herein who are residents of England and Wales or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Also, under the deposit agreement, the depositary bank will not make rights available to you unless either both the rights and any related securities are registered under the Securities Act, or the distribution of them to ADS holders is exempted from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. If the depositary does not distribute the rights, it may, under the deposit agreement, either sell them, if possible, or allow them to lapse. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.
If we are a controlled foreign corporation, there could be material adverse U.S. federal income tax consequences to certain U.S. Holders.
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, “global intangible low-taxed income,” gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.
We do not expect to be a CFC in the current taxable year; however, it is possible that we may become a CFC in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not certain. In addition, as a result of recent changes made to the attribution rules in the Code, the stock of our non-U.S. subsidiaries is attributed to our U.S. subsidiary, which results in our non-U.S. subsidiaries being treated as CFCs and could result in certain

United States persons being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFCs. We cannot provide any assurances that we will assist holders of our ordinary shares or ADSs in determining whether we are treated as a CFC or whether any holder of ordinary shares or ADSs is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
U.S. Holders should consult their own tax advisors with respect to the potential material adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in our non-U.S. subsidiaries that are treated as CFCs due to the changes to the attribution rules. If we are classified as both a CFC and a PFIC (as defined below), we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.
There is substantial uncertainty as to whether we are or will be a passive foreign investment company (“PFIC”). If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.
Under the Code, we will be a PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, the U.S. Holder may be subject to material adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.
While we believe we may have been a PFIC for 2020, and we do not believe we will be a PFIC in the current year, it is uncertain whether we or any of our Centessa Subsidiaries will be treated as a PFIC for U.S. federal income tax purposes for the current or any subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, we cannot make a conclusive determination at this time as to whether we will be a PFIC for 2021 and our PFIC status may change from year to year. Although we will try to manage our business to avoid becoming a PFIC, our operations currently generate very limited amounts of non-passive income. Until we generate sufficient revenue from active licensing and other non-passive sources, there is a risk that we will be a PFIC under the PFIC income test.
In certain circumstances, a U.S. Holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making either a “qualified electing fund” (“QEF”), election or a mark-to-market election (if our ordinary shares or ADSs constitute “marketable” securities under the Code). However, a U.S. Holder may make a QEF election with respect to our ordinary shares or ADSs only if we agree to furnish such U.S. Holder annually with required information. If we determine that we are a PFIC for this taxable year or any future taxable year, we currently expect that we would make available the information necessary for U.S. Holders to make a QEF Election. However, there is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.
If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. If we determine that we are a PFIC, to the extent appropriate, we will cause any lower-tier PFIC that we control to provide to a U.S. Holder the information necessary for U.S Holders to make or maintain a QEF election with respect to the lower-tier PFIC. However, in the future, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance that we will be able to cause the lower-tier PFIC to provide such required information. A mark-to-market election generally would not be available with respect to such lower-tier PFIC. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tier PFICs.

U.S. Holders should consult their own tax advisors with respect to the potential material adverse U.S. tax consequences if we or any of our Centessa Subsidiaries are or were to become a PFIC.
Future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders.
We conduct business globally. The tax treatment of the company or any of the group companies is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as international tax policy initiatives and reforms including those related to the Organization for Economic Co-Operation and Development’s (“OECD”), Base Erosion and Profit Shifting (“BEPS”), Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.
Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.
We operate through various Centessa Subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, HM Revenue & Customs (“HMRC”), the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities.
We may be unable to use U.K. net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.
As a U.K. incorporated and tax resident entity, we are subject to U.K. corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and have not paid any U.K. corporation tax. We therefore have accumulated carryforward tax losses. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to U.K. profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of U.K. taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive research and development activities, we seek to benefit from two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program (“SME Program”), and the Research and Development Expenditure Credit program (“RDEC Program”). Where available, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. Proposed changes to the SME Program are contained in draft legislation currently before the U.K. Parliament which, if enacted, will come into force with effect from April 2021 and could in some cases cap claims under the SME Program to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company). This cap may limit the value we can claim. We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected.
Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, will not apply if our place of central management and control remains outside of the United Kingdom (or the Channel Islands or the Isle of Man).
We believe that our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.
In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers (“Takeover Panel”), changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the United Kingdom), the Takeover Code may apply to us in the future.
The Takeover Code provides a framework within which takeovers of companies which are subject to the Takeover Code are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:
•in connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer
•when any person, or group of persons acting in concert, acquires, whether by a series of transactions over a period of time or not, an interest in shares which (taken together with shares already held by that person and an interest in shares held or acquired by persons acting in concert with him or her) carry 30% or more of the voting rights of a company that is subject to the Takeover Code, that person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights in that company to acquire the balance of their interests in the company;
•when any person who, together with persons acting in concert with him or her, is interested in shares representing not less than 30% but does not hold more than 50% of the voting rights of a company that is subject to the Takeover Code, and such person, or any person acting in concert with him or her, acquires an additional interest in shares which increases the percentage of shares carrying voting rights in which he or she is interested, then such person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights of that company to acquire the balance of their interests in the company;
•a mandatory offer triggered in the circumstances described in the two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares in the company by the person required to make the offer or any person acting in concert with him or her;
•in relation to a voluntary offer (i.e. any offer which is not a mandatory offer), when interests in shares representing 10% or more of the shares of a class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period and the previous 12 months, the offer must be in cash or include a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror and by any person acting in concert with it in that period. Further, if an offeror, or any person acting in concert with them, acquires for cash any interest in shares during the offer period, a cash alternative must be made available at not less than the highest price paid for any interest in the shares of that class;
•if, after making an offer for a company, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired;
•the offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company;
•special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree;
•all shareholders must be given the same information;
•each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein;
•profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers;
•misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately;
•actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group;
•stringent requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities; and
•employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADS, are governed by English law, including the provisions of the Companies Act, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
The principal differences include the following:
•under English law and our articles of association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;
•under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. You should be aware, however, that the voting rights of ADS are also governed by the provisions of a deposit agreement with our depositary bank;
•under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;
•under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;
•in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADS. If acceptances are not received for 90% or more of the ordinary shares/ADS under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval; and
•under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.
As an English public limited company, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, either pursuant to an ordinary resolution or as set out in the articles of association. This authorization must state the aggregate nominal amount of shares that it covers, can be valid up to a maximum period of five years and can be varied, renewed or revoked by shareholders. Such authority from our shareholders to allot additional shares for a period of five years from 2021 was included in the ordinary resolution passed by our shareholders on May 20, 2021, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included in the special resolution passed by our shareholders on May 20, 2021, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally prohibits a public company from repurchasing its own shares without the prior approval of its shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be provided for a maximum period of up to five years. In addition, a public company can only affect a buyback of shares out of distributable profits or a fresh issue of shares and cannot do so out of capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2021, we issued to certain of our employees and advisors options to purchase an aggregate of 2,953,603 ordinary shares at a weighted average exercise price of $10.27 per share. In addition, during that quarter, we issued to certain of our employees and advisors an aggregate of 833,897 restricted ordinary shares. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

Use of Proceeds from Initial Public Offering

On June 2, 2021, we completed the first closing of our IPO of 16,500,000 ADSs at a price of $20.00 per ADS. On June 4, 2021, we closed the issuance and sale of an additional 2,475,000 ADSs, representing the full exercise by the underwriters of their option to purchase additional ADSs. Gross proceeds from the IPO totaled an aggregate of approximately $379.5 million. Morgan Stanley, Goldman Sachs & Co. LLC, Jefferies, and Evercore ISI served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-255393 and 333-254739), which became effective on May 27, 2021.

We received aggregate net proceeds from the offering of approximately $344.1 million, after deducting underwriting discounts and commissions, as well as other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 30, 2021, we have not used any of the proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC on June 1, 2021 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1*	Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
10.2#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-255393).
10.3#	2021 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-255393)).
10.4#	2021 Share Option Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1A (File No. 333-255393)).
10.7#
Form of Deed of Indemnity between the registrant and each of its directors and executive officers. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-255393)).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*
This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

(b)Financial Statements Schedules:
Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTESSA PHARMACEUTICALS PLC

By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)