Form 10-Q
period 2021-09-30
Centessa Pharmaceuticals plc
filed 2021-11-15
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 89,900,916 ordinary shares as of November 15, 2021.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A - Risk Factors, and include, but are not limited to, the following:
•We may not be successful in our efforts to use our differentiated asset-centric business model to build a pipeline of product candidates with commercial value.
•A single or limited number of subsidiaries may comprise a large proportion of our value.
•We face challenges, risks and expenses related to the integration of the operations of our asset-centric Centessa Subsidiaries, as well as the management of the expected growth in the scale and complexity of our operations.
•We, and our subsidiaries have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
•Our credit facility and payment obligations under the Note Purchase Agreement with Cocoon SA LLC, an affiliate of Oberland Capital as agent for the Purchasers, contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns or which may result in Oberland Capital taking possession of our assets and disposing of any collateral.
•Our product candidates are in various stages of development, including many in preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability.
•We may not be successful in our efforts to identify, discover, in-license or otherwise acquire additional product candidates and may fail to capitalize on programs or product candidates that may represent a greater commercial opportunity or for which there is a greater likelihood of success.
•Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
•We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials, and the results of clinical development are uncertain.
•Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.
•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
•We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and if these third parties perform in an unsatisfactory manner, our business could be substantially harmed.
•We could experience manufacturing problems that result in delays in our development or commercialization of our programs or otherwise harm our business.
•Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
•If we are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology or other product candidates that may be identified, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to the product candidates, and our ability to successfully commercialize the product candidates and other product candidates that we may pursue may be impaired.

Summary of the Material Risks Associated with Our Business (continued)
•The patent protection we obtain for our product candidates and technology may be challenged or not sufficient enough to provide us with any competitive advantage.
•A number of our programs and associated product candidates are heavily dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.
•We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.
•Our international operations may expose us to business, regulatory, legal, political, operational, financial, pricing and reimbursement risks associated with doing business across multiple jurisdictions outside of the United States.
•We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our ADSs less attractive to investors.
•We have material weaknesses in our internal control systems over financial reporting and will need to hire additional personnel and design and implement proper and effective internal controls over financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.
•If we fail to develop or maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.
•There is substantial uncertainty as to whether we are or will be a “passive foreign investment company” (“PFIC”). If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.

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
•the impact of the ongoing COVID-19 pandemic, including the impact of the delta and other variants, on our business and operations;
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
•cost associated with prosecuting and maintaining our intellectual property and with defending intellectual property infringement, product liability and other claims;
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
•our ability to fulfill our obligations under the Note Purchase Agreement with Oberland Capital;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$578,815	$7,227
Tax incentive receivable	18,611	2,633
Prepaid expenses and other current assets	14,219	1,305
Total current assets	611,645	11,165
Property and equipment, net	114	—
Tax incentive receivable	—	552
Debt issuance costs	448	—
Total assets	$612,207	$11,717
Liabilities, convertible preferred shares, combined deficit and shareholders’ equity
Current liabilities:
Accounts payable	$18,456	$1,032
Accrued expenses and other current liabilities	10,688	1,047
Convertible term notes	—	5,339
Term loans	—	288
Derivative liability	—	913
Total current liabilities	29,144	8,619
Contingent value rights	33,930	—
Total liabilities	63,074	8,619
Commitments and contingencies (Note 7)
Convertible preferred shares (£0.0001 nominal value): No shares authorized issued and outstanding at September 30, 2021; 6,549,205 shares issued and outstanding at December 31, 2020	—	25,521
Combined deficit and shareholders’ equity:
Combined deficit	—	(22,423)
Series A convertible preferred shares: £0.002 nominal value: 22,840,902 shares authorized. No shares issued and outstanding	—	—
Ordinary shares: £0.002 nominal value: 89,900,425 shares authorized, issued and outstanding at September 30, 2021; No shares authorized, issued and outstanding at December 31, 2020	252	—
Additional paid-in capital	871,022	—
Accumulated other comprehensive income (loss)	2,738	—
Accumulated deficit	(324,879)	—
Total combined deficit and shareholders' equity	549,133	3,098
Total liabilities, convertible preferred shares, combined deficit and shareholders' equity	$612,207	$11,717
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Successor		Predecessor
	Three months ended September 30, 2021	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating expenses:
Research and development	25,850	54,126	600	1,923	6,604
General and administrative	12,464	29,900	121	193	831
Change in fair value of contingent value rights	—	11,312	—	—	—
Acquired in-process research and development	—	220,454	—	—	—
Loss from operations	(38,314)	(315,792)	(721)	(2,116)	(7,435)
Interest income (expense), net	65	100	(9)	(22)	(56)
Amortization of debt discount	—	—	(37)	(78)	(220)
Other income (expense), net	(1,906)	(4,605)	—	6	(5)
Gain on extinguishment of debt	—	—	—	72	339
Income tax charge	—	—	—	—	—
Net loss	(40,155)	(320,297)	(767)	(2,138)	(7,377)
Other comprehensive loss:
Foreign currency translation adjustment	(487)	2,828	45	372	(359)
Total comprehensive loss	$(40,642)	$(317,469)	$(722)	$(1,766)	$(7,736)

Net loss per ordinary share - basic and diluted	$(0.45)	$(4.60)
Weighted average ordinary shares outstanding - basic and diluted	89,899,454	69,597,648
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
Centessa Pharmaceuticals plc (Successor)
Consolidated and Combined Statement of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3,403	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries	—	—	44,758,079	123	262,575	—	—	262,698
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	—	—	(4,450,000)	(12)	—	—	—	(12)
Stock option exercises	—	—	50,000	—	292	—	—	292
Vesting of ordinary shares	—	—	225,438	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	2,731	—	—	2,731
Foreign currency translation adjustments	—	—	—	—	—	2,221	—	2,221
Net loss	—	—	—	—	—	—	(238,691)	(238,691)
Balance at March 31, 2021	22,840,902	247,847	48,083,517	133	271,796	2,131	(243,273)	278,634
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—

Sale of ordinary shares in connection with initial public offering, net of issuance costs of $8.8 million			16,500,000	47	298,030	—	—	298,077
Sale of ordinary shares in connection with underwriters exercise of option to purchase in full following initial public offering			2,475,000	7	46,052	—	—	46,059
Share-based compensation expense					3,229	—	—	3,229
Foreign currency translation adjustments						1,094	—	1,094
Net loss							(41,451)	(41,451)
Balance at June 30, 2021	—	$—	89,899,419	$252	$866,889	$3,225	$(284,724)	$585,642
Share-based compensation expense	—	—	—	—	4,133	—	—	4,133
Vesting of ordinary shares	—	—	1,006	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(40,155)	(40,155)
Balance at September 30, 2021	—	$—	89,900,425	$252	$871,022	$2,738	$(324,879)	$549,133
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

Centessa Predecessor Group (Predecessor)
Combined Statement of Convertible Preferred Shares and Combined Deficit
(unaudited)
(amounts in thousands except share data)

	Convertible Preferred Shares						Combined Deficit
	Series A		Series B		Series Seed
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(11,857)
Share-based compensation expense	—	—	—	—	—	—	63
Foreign currency translation adjustments	—	—	—	—	—	—	(707)
Net loss	—	—	—	—	—	—	(3,011)
Balance at March 31, 2020	4,337,282	13,329	1,111,923	10,840	1,100,000	1,352	(15,512)
Share-based compensation expense	—	—	—	—	—	—	153
Foreign currency translation adjustments	—	—	—	—	—	—	(25)
Net loss	—	—	—	—	—	—	(2,228)
Balance at June 30, 2020	4,337,282	13,329	1,111,923	10,840	1,100,000	1,352	(17,612)
Share-based compensation expense	—	—	—	—	—	—	29
Foreign currency translation adjustments	—	—	—	—	—	—	372
Net loss	—	—	—	—	—	—	(2,138)
Balance at September 30, 2020	4,337,282	$13,329	1,111,923	$10,840	1,100,000	$1,352	$(19,349)

The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flow
(unaudited)
(amounts in thousands)

	Successor	Predecessor
	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Nine months ended September 30, 2020
Cash flows from operating activities:
Net loss	$(320,297)	$(767)	(7,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	220,454	—	—
Share-based compensation expense	10,093	—	245
Depreciation and amortization	22	—	—
Non-cash interest	—	9	32
Amortization of unpaid D&O insurance premiums	2,972	—	—
Amortization of debt discount	—	(37)	220
Gain on extinguishment of debt	—	—	(339)
Change in fair value of contingent consideration	11,312	—	—
Changes in operating assets and liabilities:	—		—
Tax incentive receivable	(10,253)	74	(948)
Prepaid expenses and other assets	(6,149)	681	891
Accounts payable	5,529	(358)	(42)
Accrued expenses and other liabilities	7,635	(589)	(31)
Net cash used in operating activities	(78,682)	(987)	(7,349)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries	68,038	—	—
Cash paid to acquire in-process research and development	(4,596)	—	—
Purchase of property and equipment	(122)	—	—
Net cash provided by investing activities	63,320	—	—

Cash flows from financing activities:
Proceeds from the sale of Series A convertible preferred shares, net of issuance costs	241,597	—	—
Proceeds from the sale of ordinary shares in connection with initial public offering, net of issuance costs paid in cash	344,136	—	—
Repurchase of ordinary shares	(12)	—	—
Repayment of related party loan	(295)	—	—
Proceeds from option exercises	292	—	—
Proceeds from related party loan	—	—	77
Net cash provided by financing activities	585,718	—	77
Effect of exchange rate on cash and cash equivalents	3,493	18	(430)
Net increase (decrease) in cash and cash equivalents	573,849	(969)	(7,702)
Cash and cash equivalents at beginning of period	4,966	7,227	16,570
Cash and cash equivalents at end of period	$578,815	$6,258	8,868
Supplemental disclosure of non-cash investing and financing activities:
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$262,698	$—	—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$22,618
Issuance of Series A convertible preferred shares upon conversion of debt	$6,250	$—	—
Forgiveness of convertible term loan	$6,199	$—	—
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	$(12)	$—	—
Unpaid debt issuance costs at September 30, 2021	$448	$—	—
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
1. Organization and Description of Business

Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a pharmaceutical company conceived to bring impactful new medicines to patients by combining the strengths of an asset-centric model with the benefits of scale and diversification typical of larger R&D organizations. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, we re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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
Initial Public Offering
In June 2021, the Company completed an initial public offering (“IPO”) of its ordinary shares through the sale and issuance of 16,500,000 American Depository Shares (“ADSs”), at an initial price of $20.00 per ADS. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. Following the close of the IPO, the underwriters fully exercised their option to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company received aggregate net proceeds of $344.1 million in connection with the IPO and subsequent exercise of the underwriter’s options after deducting underwriting discounts, commissions and other offering expenses paid or to be paid.
Risks and Liquidity
The Group and the Company are subject to risks common to other life science companies in various stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
compliance with government regulations, in the markets in which the Company is seeking approvals, including U.S. Food and Drug Administration (“FDA”) regulations. If the Company does not successfully advance its programs, including the Centessa Subsidiaries’ programs, into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability. For more information on risks, please see Part II Item 1A of this Form 10-Q – Risk Factors.
The Group and the Company have incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(324.9) million as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development by the Centessa Subsidiaries. Substantial additional capital will be needed by the Company to fund its operations (including those of the Centessa Subsidiaries) and to develop its product candidates.

In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (Oberland Capital). Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the Notes) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions ("M&A"), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital (See - Note 12 – "Subsequent Events").
The Company expects its existing cash and cash equivalents will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. Based on the current non-risk-adjusted operating plan, the Company expects the cash and cash equivalents as of September 30, 2021 of $578.8 million, plus the net proceeds of the First Purchase Note of $74.6 million received on October 4, 2021, supplemented by the additional funds available under the Oberland Capital Note Purchase Agreement, if drawn, to fund its operations into mid-2024.
Global Pandemic – COVID-19
On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of September 30, 2021, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
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
Accordingly, the accompanying unaudited interim consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The results of operations contained in the unaudited interim consolidated and combined financial statements include the Centessa Predecessor Group’s combined financial results for the three and nine months ended September 30, 2020, and the period from January 1, 2021 through January 29, 2021 and the Company’s consolidated financial results for the three months ended September 30, 2021 and for period from January 30, 2021 through September 30, 2021. The unaudited interim consolidated and combined balance sheets present the combined financial position of the Centessa Predecessor Group as of December 31, 2020 and the consolidated financial position of the Company on September 30, 2021.
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
In the opinion of management, the accompanying unaudited interim consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of September 30, 2021 and the Predecessor’s financial position as of December 31, 2020;

•the Company’s results of operations for the three months ended September 30, 2021 and the period from January 30, 2021 through September 30, 2021, and cash flows for the period from January 30, 2021 through September 30, 2021; and

•the Predecessor’s results of operations for the period from January 1, 2021 through January 29, 2021 and for the three and nine month periods ended September 30, 2020, and cash flows for the period from January 1, 2021 through January 29, 2021 and nine months ended September 30, 2020.

Operating results for the Company from the period from January 30, 2021 through September 30, 2021 are not necessarily indicative of the results that may be expected for the period from January 30, 2021 through December 31, 2021, or for any future period. The unaudited interim consolidated and combined financial statements, presented herein, do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited combined financial statements and related notes for Centessa Pharmaceuticals Limited and Centessa Predecessor Group found in the prospectus filed with the SEC on June 2, 2021.
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
Beginning as of the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc, changed from GBP to USD. The change in functional currency is the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in its U.S. based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (Nasdaq). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.
The change in functional currency for Centessa Pharmaceuticals plc was applied on a prospective basis beginning as of the second quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss. The Company reclassified the presentation of foreign currency gains and losses recognized in the first quarter of 2021 from General & administration expense to Other income (expense), net to conform to the current period financial statement presentation.
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
Property and Equipment, net
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three years. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. As of September 30, 2021, the Company had $114,000 of property and equipment, net and primarily comprised of computer equipment. Depreciation expense was $15,744 and $22,551 for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of September 30, 2021, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Contingent Value Rights
The fair value of the contingent value rights liability represents the estimated future payments that will be settled by issuing a variable number of shares and that are contingent upon the achievement of a specified development milestone for Palladio Biosciences, Inc.’s product candidate. The fair value of the contingent value rights is based on the cumulative probability of achieving the specified milestone which is currently expected by the first quarter of 2022. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, as they would be anti-dilutive.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

Unvested ordinary shares	987,361
Stock options	10,755,205
11,742,566

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Recently Issued Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"). The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of adoption to the unaudited interim consolidated and combined financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, ("ASU 2021-04") which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. We do not have any equity-classified written call options that would be subject to this guidance. Therefore, we do not expect any impact on the Company's unaudited interim consolidated and combined financial statements and related disclosures.
In October 2020, the FASB issued ASU 2020-10-Codification Improvements. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update do not change U.S. GAAP and, therefore, are not expected to result in a significant change in practice. Section A was removed from the final update of ASU 2020-10. Section B of this update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Section C of this update contains Codification improvements that vary in nature. The Company adopted ASU 2020-10 on January 30, 2021 and it did not have a material impact to the Company’s unaudited interim consolidated and combined financial statements and related disclosures.
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

3. Acquisition of Centessa Subsidiaries
In January 2021, the Company entered into a contribution or merger agreement with each Centessa Subsidiary whereby the Company acquired 100% of the outstanding Centessa Subsidiaries’ shares in exchange for, in aggregate, 44,758,079 ordinary shares of the Company. In addition, the Company issued certain contingent value rights to the selling shareholders of Palladio Biosciences, Inc.
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
The Company’s determinations of the fair value of the ordinary shares were performed using methodologies, approaches and assumptions in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (“Practice Guide”). In accordance with the Practice Guide, the Company (Successor) considered the following methods for allocating the enterprise value across its classes and series of capital shares to determine the fair value of its ordinary shares at each valuation date.
•Option Pricing Method (“OPM”). The OPM estimates the value of the ordinary equity of the Company using the various inputs in the Black-Scholes option pricing model. The OPM treats the rights of the holders of ordinary shares as equivalent to that of call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of the Company’s convertible preferred shares, as well as their rights to participation, and the share prices of the outstanding options. Thus, the value of the ordinary shares can be determined by estimating the value of its portion of each of these call option rights. Under this method, the ordinary shares have value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale. Given the ordinary shares represents a non-marketable equity interest in a private enterprise, an adjustment to the preliminary value estimates had to be made to account for the lack of liquidity that a shareholder experiences. This adjustment is commonly referred to as a discount for lack of marketability (“DLOM”).
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
The Company determined that the CVR should be accounted for as a liability in accordance with ASC 480. Accordingly, the fair value of the contingent consideration is assessed quarterly until settlement. To estimate the fair value of the contingent consideration, the Company applied a cumulative probability of achieving the clinical milestone and applied it to the potential payout. While the Company will consider the status and on-going results of the Phase 3a safety study (designated the ALERT Study), an open-label study for which enrollment is on-going, the Company intends to commence the Phase 3 pivotal study (designated the ACTION Study) in parallel with the ALERT Study. Therefore, the probability of commencing the ACTION Study and dosing the first patient is high and the milestone is currently expected by the first quarter of 2022. The cumulative probability of dosing the first patient in the ACTION Study was applied to the CVR payout to arrive at a fair value of $22.6 million as of the acquisition date of the Centessa Subsidiaries. The change in fair value from the date of acquisition to September 30, 2021 of $11.3 million is reflected in the consolidated and combined statement of operations and comprehensive loss, and results in a fair value of the CVR liability as of September 30, 2021 of $33.9 million.
4. Fair Value Measurement
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including prepaid expense and accounts payable are shown at cost, which approximates fair value due to the short-term nature of these instruments. The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2021 (Successor)
Liabilities
Contingent Value Rights	$—	$—	$33,930

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020 (Predecessor)
Liabilities
Derivative liability	$—	$—	$913

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
The acquisition-date fair value of the contingent valuation rights liability represents the future payments that are contingent upon the achievement of a specified development milestone for Palladio’s product candidate. The fair value of the contingent value rights is based on the cumulative probability of achieving the specified milestone which is currently expected by the first quarter of 2022. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability will be recognized in the unaudited interim consolidated and combined statement of operations and comprehensive loss until it is settled.
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Derivative Liability
Balance at January 1, 2021 (Predecessor)	$—	$913
Additions	—	—
Change in fair value	—	—
Settlements	—	(913)
Balance at January 29, 2021 (Predecessor)	$—	$—
Balance at January 30, 2021 (Successor)	$—	$—
Additions	22,618	—
Balance at March 31, 2021 (Successor)	22,618	—
Change in fair value of contingent value rights	11,312	—
Balance at June 30, 2021 (Successor)	$33,930	$—
Change in fair value of contingent value rights	—	—
Balance at September 30, 2021 (Successor)	$33,930	$—
5. Balance Sheet and Combined Deficit Components
Prepaid expenses and other current assets consist of the following (in thousands):

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

	Successor	Predecessor
	September 30, 2021	December 31, 2020
D&O Insurance	$7,995	$9
Value added tax receivable	2,945	298
Research and development costs	2,229	992
Other	1,050	6
	$14,219	$1,305
Accrued expenses and other current liabilities consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Research and development expenses	5,194	1,001
Personnel related expenses	2,936	—
Professional fees	2,324	37
Other	234	9
	$10,688	$1,047
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
6. Debt
Centessa Pharmaceuticals Limited Convertible Term Notes
In December 2020, the Company entered into a convertible loan agreement (the Agreement) with Medicxi Growth, whereby the Company issued $5.0 million of unsecured convertible term notes to Medicxi Growth. The convertible loans were

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
issued as a bridge financing in contemplation of completing the Series A financing. The convertible term notes had a stated interest rate of 8% per annum, which was not payable until settlement of the principal, being the maturity date June 29, 2021. Upon completion of the Company’s Series A preferred financing in January 2021, the Company issued 568,181 shares of its Series A convertible preferred shares and settled all outstanding principal and unpaid interest associated with the convertible term notes.
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
As a result of the fact that the convertible term notes were convertible into a variable number of preferred shares, the Centessa Predecessor Group evaluated the conversion provision as a redemption feature. The redemption feature was evaluated as an embedded derivative and bifurcated from the convertible term notes due to the substantial premium paid upon redemption and accounted for as a derivative instrument. Upon bifurcating the redemption feature, the Group recorded aggregate debt discounts of $0.7 million that is recognized in interest expense over the term of the convertible term notes. The notes and the derivative liability were assumed in connection with the acquisition of the Centessa Subsidiaries in January 2021 and immediately forgiven. The forgiveness was recognized as $6.2 million contribution within the Successor consolidated statement of shareholders’ equity during the period from January 30, 2021 through September 30, 2021.
7. Commitments and Contingencies
Commitments
As of September 30, 2021, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $17.1 million, of which the Company expects to pay $15.9 million within one year and the remaining $1.2 million over one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
The Company, to its knowledge, is not a party to any litigation as of September 30, 2021, that, if determined adversely, would have a material adverse effect on its business and operations.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
8. Convertible Preferred Shares
As of December 31, 2020, the Centessa Predecessor Group had Series A, Series B and Seed Series convertible preferred shares outstanding that were subject to redemption under certain “deemed liquidation” events, as defined in each of the Centessa Predecessor Group entities’ articles of association. The Series A, Series B and Seed Series convertible preferred shares are classified outside of combined deficit as the deemed liquidation events are outside of the each of the Centessa Predecessor Group entities’ control. Upon consummation of the acquisition of the Centessa Subsidiaries, all outstanding convertible preferred shares of the Centessa Predecessor Group were converted into ordinary shares of the Centessa Predecessor Group and ultimately were exchanged for ordinary shares of Centessa Pharmaceuticals Limited at the time of acquisition. Immediately following the acquisition, the Centessa Subsidiaries became wholly-owned subsidiaries of the Centessa Pharmaceuticals Limited whereby no convertible preferred shares were issued and outstanding at the Centessa Subsidiaries level.
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
Series A Convertible Preferred Shares
In January 2021, the Company sold 22,272,721 shares of its Series A convertible preferred shares at a purchase price of $11.00 per share in exchange for gross proceeds of $245.0 million. Upon completion of the Series A preferred financing, the Company issued 568,181 Series A convertible preferred shares upon settling the outstanding principal, unpaid interest, and bifurcated derivative liability associated with its convertible term notes.
Dividends
The holders of Preferred Shares are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2021, no dividends have been declared and no Preferred Shares are outstanding.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
9. Share-based Compensation
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated and combined statements of operations and comprehensive loss (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2021	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Research and development	$1,572	$3,613	$—	$29	$245
General and administrative	2,561	6,480	—	—	—
	$4,133	$10,093	$—	$29	$245
Centessa Pharmaceuticals plc (Successor) Stock Options
In January 2021, the Company’s board of directors approved the 2021 Equity Incentive Plan (the 2021 Plan). The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 19,192,910 of which 8,437,705 shares were available for future grants as of September 30, 2021. The Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years.
The following table summarizes stock option activity for the period from January 30, 2021 through September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 30, 2021	—
Granted	11,792,647	$7.36
Exercised	(50,000)	$5.84
Forfeited	(987,442)	$6.29
Balance at September 30, 2021	10,755,205	$7.47	9.3
Exercisable at September 30, 2021	574,267	$4.66	7.5
The weighted-average grant date fair value of options granted was $7.47 per share for the period from January 30, 2021 through September 30, 2021. As of September 30, 2021, the total unrecognized compensation expense related to unvested stock option awards was $43.0 million, which the Company expects to recognize over a weighted-average period of 2.2 years.
Based on the trading price of $16.70 per ADS, which is the closing price as of September 30, 2021, the aggregate intrinsic value of options as of September 30, 2021 was $101.9 million, of which $7.0 million is related to vested options.
During the period from January 30, 2021 through September 30, 2021, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

Expected term (in years)	5.85
Expected stock price volatility	65.69%
Risk-free interest rate	0.85%
Expected dividend yield	0%
Estimated fair value of ordinary share	$7.47
Restricted Share Awards
In connection with the acquisition of the Centessa Subsidiaries, the Company issued 379,905 ordinary shares subject to future vesting. In the nine months ended September 30, 2021, the Company issued an additional 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards are based upon the estimated fair value of the Company’s ordinary shares at the time of grant.
The following table summarizes ordinary share activity for the period from January 30, 2021 through September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 30, 2021	—
Granted	1,213,802	$15.57
Vested	(226,441)	$5.84
Unvested at September 30, 2021	987,361	$17.80
As of September 30, 2021, the total unrecognized compensation expense related to unvested ordinary shares was $15.6 million, which the Company expects to recognize over a weighted-average period of 2.4 years.

10. Licensing Arrangements
In connection with the acquisition of the Centessa Subsidiaries, the Company acquired the following licensing arrangements:
Z Factor Limited License Agreement
In 2015 and subsequently amended in 2017, Z Factor entered into an exclusive worldwide license agreement to further develop and commercialize, small molecule chaperones to correct the folding of Z-A1AT, which Z Factor is currently developing for the treatment of liver and lung disease The Group is solely responsible for, and is required to use commercially reasonable efforts to, research, develop, manufacture and commercialize the licensed technology, at its own costs. The Group is also responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. The Group is obligated to make up to $0.5 million (£0.4 million at an exchange rate of 0.74) in payments upon the achievement of development and regulatory milestones. In addition, the Group is obligated to fund any patent related costs associated with the licensed technology. No expenses were incurred during the three months ended September 30, 2021 and 2020, the period from January 1, 2021 through January 29, 2021, the period from January 30, 2021 through September 30, 2021 and the nine months ended September 30, 2020 in connection with the license agreement.
Morphogen-IX Limited License Agreement
In 2015, Morphogen-IX entered into an exclusive worldwide license agreement to further develop and commercialize variants of BMP9. The Company is responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. The Company is obligated to make up to $1.1 million (£0.8 million at an exchange rate of 0.74) in payments upon the achievement of development and regulatory milestones. The Company is also obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event the

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Group sublicenses the approved technology. In addition, the Company is obligated to pay an annual licensing fee and obligated to fund any patent related costs associated with the licensed technology. No expenses were incurred during the three months ended September 30, 2021 and 2020, the period from January 1, 2021 through January 29, 2021 and the period from January 30, 2021 through September 30, 2021 in connection with the license agreement.
Palladio Biosciences Inc. Lixivaptan License Agreement
Palladio entered into an exclusive worldwide license agreement to further develop and commercialize Lixivaptan, a nonpeptide selective vasopressin V2 receptor antagonist which Palladio is currently developing for the treatment of ADPKD. In relation to the purchase of the license, the Company is obligated to make certain contingent consideration payments to the seller in the event a Licensed Product is commercialized. Such payments are structured as a tiered percentage of net sales and capped at $32.5 million. The Company is obligated to make up to $16.3 million in commercial milestone payments. In addition, the Company is obligated to make future royalty payments (the first $19.0 million of which would be due to Pfizer) at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event the Company sublicenses the approved technology. The Company incurred no expense during the period from January 30, 2021 through September 30, 2021 in connection with the license agreement.
ApcinteX Limited SerpinPC License Agreement
ApcinteX entered into an exclusive, sublicensable, worldwide license agreement with Cambridge Enterprise Limited (“CE”), to further develop and commercialize the patented technology and know-how held by CE for modified serpins for the treatment of bleeding disorders through the use of rational and random mutagenesis associated with the patented technology. The Company is solely responsible for, and is required to use commercially reasonable efforts to, research, develop, manufacture and commercialize the patented technology, at its own costs. The Company is obligated to make up to $0.9 million (£0.7 million at an exchange rate of 0.74) in development and regulatory milestone payments and low single digit royalty rates for net product sales. The Company incurred no expense during the period from January 30, 2021 through September 30, 2021 in connection with the license agreement.
Pega-One S.A.S. License Agreement with Hoffman-La Roche
Pega-One entered into, and subsequently amended, a license agreement with Hoffman La Roche Ltd, (“Roche”), to discover, develop and commercialize GA201 which is a glycoengineered anti-EGFR monoclonal antibody imgatuzumab which Pega-One is currently developing for the treatment of cutaneous squamous cell carcinoma and other solid tumor indications. The Company retains an exclusive worldwide sublicensable royalty bearing license. Pega-One made an upfront payment of $2.0 million and is obligated to pay up to $16.0 million upon the achievement of development and regulatory milestones and up to $125.0 million in commercial milestones subject to potential increase if Pega-One undergoes a change in control transaction before a specified event for a specific indication. Pega-One is also obligated to pay Roche tiered royalties on net sales of the licensed product at rates ranging from a mid to high single percentage, on a country-by-country and product-by-product basis and is subject to adjustments in the event the Company sublicenses the approved technology. In addition, Pega-One is obligated to reimburse Roche for annual patent related costs incurred related to the license. Upon consummation of a strategic transaction or an initial public offering of the Pega-One’s ordinary shares, as defined in the license agreement, Roche is entitled to receive a minimum of 10% of the consideration received by the Company. Such consideration was received in connection with the acquisition of the Centessa Subsidiaries in January 2021.
Janpix Limited License Agreement
Janpix entered into an exclusive worldwide license agreement to further develop and commercialize the licensed technology for therapeutic use. Janpix is obligated to make up to $30.0 million in development and commercial milestone payments. In addition, Janpix is obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales.
Capella Biosciences Limited License Agreement
Capella entered into a license agreement with Lonza Sales AG (“Lonza”) to utilize Lonza’s proprietary GS technology to further develop, manufacture, market and sell Capella’s compounds for therapeutic use. Capella is obligated to make additional payments contingent upon approval to advance through additional stages of the process. Capella is obligated to make

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
up to $5.4 million in development and commercial milestone payments. Capella is also obligated to make future commercial royalty payments at low single digit royalty rates for net product sales and is subject to adjustment in the event Capella sublicenses the approved technology. The Company incurred approximately $42,060 and $116,960 in expense related to the license agreement during the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively.
PearlRiver Bio GmbH License and Collaboration Agreement with Lead Discovery Center GmbH for Exon20
In March 2019, PearlRiver Bio GmbH entered into an exclusive worldwide license agreement with Lead Discovery Center GmbH (“LDC”), to further develop and commercialize, the licensed technology for Exon20. PearlRiver is responsible for supplying all active pharmaceutical ingredients and finished drug products for exploitation. PearlRiver is obligated to make up to $31.4 million (€27.0 million) at an exchange rate of 0.86) in payments upon the achievement of development and regulatory milestones and $17.4 million (€15.0 million) at an exchange rate of 0.86) upon the achievement of commercial milestones. PearlRiver is also obligated to make future commercial royalty payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event PearlRiver sublicenses the approved technology. In addition, PearlRiver is obligated to fund any patent related costs associated with the licensed technology.
Concurrent with entering into the license agreement, PearlRiver entered into a collaboration arrangement with LDC whereby LDC is providing ongoing research and development services to PearlRiver. PearlRiver recognizes research and development expenses associated with the collaboration as services are provided.
PearlRiver Bio GmbH Assignment Agreement with Lead Discovery Center GmbH for C797
PearlRiver entered into an exclusive worldwide assignment agreement with Lead Discovery Center GmbH (“LDC”), to further develop and commercialize, the assigned technology for C797. PearlRiver is responsible for supplying all active pharmaceutical ingredients and finished drug products for exploitation. PearlRiver is obligated to make up to $9.1 million (€7.8 million at an exchange rate of 0.86) in payments upon the achievement of development and regulatory milestones and $11.6 million (€10.0 million at an exchange rate of 0.86) upon the achievement of commercial milestones. PearlRiver is also obligated to make future commercial milestone payments at low single digit royalty rates for net product sales and is subject to adjustment in the event the PearlRiver sublicenses the approved technology. In addition, PearlRiver is obligated to fund any patent related costs associated with the licensed technology.
Orexia Therapeutics Limited Research Collaboration and License Agreement
Orexia entered into a world-wide exclusive research collaboration and license agreement with X-Chem, Inc (“X-Chem”), to further develop and commercialize, the licensed technology for the orexin receptor. Orexia is responsible for supplying all active pharmaceutical ingredients and finished drug products for exploitation. Orexia is required to make payments contingent upon approval to advance to particular series. Orexia is obligated to make up to $24.8 million in payments upon the achievement of development and regulatory milestones and $60 million upon the achievement of commercial milestones. Orexia is also obligated to make future commercial milestone payments at low single digit royalty rates for net product sales and is subject to adjustment in the event the Orexia sublicenses the approved technology.
Orexia Therapeutics Limited Amended and Restated License, Assignment, and Research Services Agreement
In January 2019, Orexia entered into an exclusive worldwide license agreement with Heptares Therapeutics Limited (“Heptares”), to further develop and commercialize, the licensed technology for orexin agonist. Orexia is responsible for supplying all active pharmaceutical ingredients and finished drug product for exploitation. Orexia is obligated to make up to $17.0 million (£12.6 million at an exchange rate of 0.74) in payments upon the achievement of development and regulatory milestones. Orexia is also obligated to make future commercial milestone payments at low to mid-single digit royalty rates for net product sales and is subject to adjustment in the event the Orexia sublicenses the approved technology. In addition, Orexia is obligated to fund any development related costs associated with the licensed technology.
Inexia Limited Amended and Restated License, Assignment, and Research Services Agreement
Inexia and Heptares entered into a license and research service agreement whereby Heptares granted an exclusive, sublicensable worldwide license to further develop, manufacture and commercialize licensed technology for the development of

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
intranasal orexin antagonist. In addition, Heptares is responsible for certain research and development activities and the parties formed a joint research committee to oversee and manage related research and development activities.
Per the agreement Inexia is to pay Heptares for research and development services based on providing full-time equivalents and other support relating to the conduct of the discovery and preclinical development programs. In addition, Inexia is obligated to make up to $16.4 million in development milestone payments (£12.1 million at an exchange rate of 0.74). In April 2021, Orexia, Inexia and the Company executed an Intra Group Sales Agreement whereby Inexia assigned the rights to its business and assets (including these licenses) to Orexia for nil consideration.
Inexia Limited License Agreement with OptiNose
Inexia and OptiNose AS (“OptiNose”), entered into a license agreement whereby the Inexia was granted an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to OptiNose’s Exhalation Delivery System (“EDS”), and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation. Inexia is solely responsible for all costs and activities related to its identification, development, and commercialization of products under the license agreement.
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
The term loans have a stated interest rate of 2% per annum above the Bank of England official rate and the outstanding balances are repayable on demand of the lenders. The Bank of England official rate was 0.10% at September 30, 2020 and 2021, respectively.
The outstanding balance of the term loan with Ultrahuman Eleven was forfeited by the lender in February 2020, from which a gain on extinguishment of debt of $264,000 is recognized in the combined statements of operations and comprehensive loss for Centessa Predecessor Group during the nine months ended September 30, 2020. The outstanding balance of the term loans with Ultrahuman Nine and Ultrahuman Ten was cancelled in June 2021.
During the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, the Centessa Predecessor Group recognized interest expense of $2,500, $5,000, and $1,000, respectively, in connection with the Ultrahuman loans. During the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, the Company recognized interest expense of nil and $3,000, respectively, in connection with the loans. The loans were repaid in May 2021.
Support service agreement with Ultrahuman services
The Centessa Predecessor Group entered into a Support Service Agreement with Ultrahuman Limited. Ultrahuman Limited provides scientific and operational consultancy services and other support services.
Costs incurred associated with this contract were $0.2 million, $0.6 million, and $48,000 for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
operations and comprehensive loss. The contract was terminated in connection with the acquisition of the Centessa Subsidiaries.
Master services agreements with The Cambridge Partnership Limited
The Centessa Predecessor Group entered into Master Services agreements with The Cambridge Partnership Limited for accounting and administrative services. Costs incurred associated with these contracts were $29,000, $77,000, and $17,000 for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within general and administrative expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
The Company (Successor) incurred costs associated with these contracts of $39,000, and $0.2 million for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively. The agreement was terminated by mutual consent of the parties in August 2021.
David Grainger is a director and shareholder in RxCelerate Ltd, the ultimate controlling party of The Cambridge Partnership Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021. He was appointed Chief Innovation Officer of the Company in October 2021.
Master services agreements with The Foundry (Cambridge) Limited
The Centessa Predecessor Group entered into Master Services agreements with The Foundry (Cambridge) Limited. Costs incurred associated with these contracts were $12,000, $34,000, and $4,000 for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, and which has been recorded within general and administrative expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.

The Company (Successor) incurred costs associated with these contracts of $10,000, and $31,000 for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively.
David Grainger is a director and the sole shareholder of The Foundry (Cambridge) Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021. He was appointed Chief Innovation Officer of the Company in October 2021.
Master Services agreements with RxCelerate Limited
The Centessa Predecessor Group entered into Master Services agreements with RxCelerate Limited to provide drug discovery services. Costs incurred associated with this contract were $0.8 million, $2.5 million, and $0.4 million for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.
The Company (Successor) incurred costs associated with these contracts of $1.9 million and $5.2 million for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively.
David Grainger is a director and shareholder of RxCelerate Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021. He was appointed Chief Innovation Officer of the Company in October 2021.
Master Services agreements with RxBiologics Limited
The Centessa Predecessor Group entered into Master Services agreements with RxBiologics Limited to provide biologics drug discovery services. Costs incurred associated with this contract were $40,000, $67,000, and $14,000 for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively, which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The Company (Successor) incurred costs associated with these contracts of $0.1 million and $0.3 million for the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, respectively.
William Finlay is a director and shareholder of RxBiologics Limited and was a director of LockBody until he resigned on January 29, 2021.

David Grainger is a director of RxBiologics Limited and a director and shareholder in RxCelerate Ltd, as noted above, the ultimate controlling party of RxBiologics Limited and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021. He was appointed Chief Innovation Officer of the Company in October 2021.
Master Services agreements with Cambridge Protein Works Limited
The Centessa Predecessor Group entered into Services agreements with Cambridge Protein Works Limited to provide pure proteins for research and development purposes. Costs incurred associated with this contract were $57,000, $68,000, and nil for the three and nine months ended September 30, 2020 and for the period from January 1, 2021 through January 29, 2021, respectively. For the three months ended September 30, 2021 and for the period from January 30, 2021 through September 30, 2021, the Company incurred costs of $0.2 million and $0.3 million which has been recorded within research and development expenses in the unaudited interim consolidated and combined statements of operations and comprehensive loss.

Jim Huntington is a director and shareholder of Cambridge Protein Works Limited and is the Chief Executive Officer of ApcinteX and Z Factor.
Cost Reimbursements
During the period from January 30, 2021 through September 30, 2021, the Company (Successor) reimbursed an aggregate of $1.4 million to several shareholders for costs paid on behalf of the Company (Successor) in connection with acquisition of the Centessa Subsidiaries and the sale of the Company (Successor) Series A preferred shares.
12. Subsequent Events
On October 1, 2021 (the “Signing Date”), the Company, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchasers party thereto (the “Purchasers”), and Cocoon SA LLC (the “Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchasers.
Under the Note Purchase Agreement, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) no later than October 4, 2021, a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the Note Purchase Agreement (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The initial interest rate for the Notes is 8.00% per annum.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
Starting on the date of the first commercial sale of lixivaptan, currently a product candidate under development by the Company, and ending on the tenth anniversary of the First Purchase Date, the Purchasers shall have the right to receive 1.00% (the “Revenue Participation Rate”) of the first $200.0 million of worldwide net sales of lixivaptan in each calendar year, payable quarterly (the “Revenue Participation Payments”). The Revenue Participation Rate is subject to pro-rata increase if the Second Purchase Notes and/or the Third Purchase Notes are issued and shall not exceed 2.67%.
In addition, upon the first regulatory approval of any of the Company’s product candidates by either the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”), the Company is obligated to pay the Purchasers an amount equal to 30% of the aggregate principal amount issued under the Notes by the Company (the “Milestone Payment”). The Milestone Payment shall be paid in quarterly installments over five years beginning on the earlier of (i) the date of the first commercial sale following such regulatory approval; and (ii) the six month anniversary of such regulatory approval. The Milestone Payment is triggered one time only, and applies only to the Company’s first product to obtain regulatory approval.
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the Note Purchase Agreement. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the Note Purchase Agreement, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments, the Revenue Participation Payments and the Milestone Payments (the “Final Payment Amount”).
Conversely, the Purchasers may require the Company to redeem any outstanding Notes by payment of the Final Payment Amount upon a sale, divestment or transfer of all or substantially all assets of the Company in a transaction or series of transactions or a change of control of the Company, a material breach of the Note Purchase Agreement and related transaction documents, an event of default under the Note Purchase Agreement or the tenth anniversary of the First Purchase Date (or such earlier date as described in the Note Purchase Agreement). In addition, upon certain asset sales and similar strategic transactions by the Company with respect to its own or its subsidiaries’ assets or businesses as described in the Note Purchase Agreement (other than a change of control described above), the Purchasers may require the Company to pay an amount in cash equal to up to 75% of the Net Proceeds (as defined in the Note Purchase Agreement) received from such asset sales, subject to such reduced amounts as described in the Note Purchase Agreement.
The Note Purchase Agreement contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral accounts, maintenance of insurance and addition of new subsidiaries as obligors. The Note Purchase Agreement does not contain any covenants to maintain a specified level of revenues or cash resources. The Note Purchase Agreement also contains customary representations and warranties in favor of the Purchasers and the Agent.
The Note Purchase Agreement contains customary events of default, which may cause the obligations of the Company to be accelerated. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, and delisting of the Company’s securities from Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated and combined financial statements and related notes thereto of the Centessa Predecessor Group (“Predecessor”) and Centessa Pharmaceuticals, plc (“Successor”), included elsewhere herein and the audited financial statements and notes thereto for the year ended December 31, 2020 for the Predecessor and the audited financial statements of Centessa Pharmaceuticals Limited for the period from October 26, 2020 (inception) through December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our IPO prospectus dated June 2, 2021 (the “Prospectus”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Overview and Format of Presentation

Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a pharmaceutical company conceived to bring impactful new medicines to patients by combining the strengths of an asset-centric model with the benefits of scale and diversification typical of larger R&D organizations. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, we re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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

Centessa Subsidiaries

Palladio Biosciences, Inc.

Palladio Biosciences, Inc. ("Palladio") is a clinical-stage biotechnology company founded in 2015 to develop lixivaptan, an oral, non-peptide antagonist of the V2 receptor as a therapeutic agent to treat ADPKD. Palladio's development program is designed to show that lixivaptan can slow the decline in renal function that is typically observed in ADPKD patients while avoiding the liver safety issues associated with JYNARQUE®, a form of branded tolvaptan indicated for ADPKD, which is the only drug currently approved for ADPKD.

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

Pega-One SAS

Pega-One SAS ("Pega-One") was founded in 2019 to develop imgatuzumab ("GA201"), a non-fucosylated anti-EGFR tumor-targeting monoclonal antibody ("mAb") with enhanced antibody-dependent cellular cytotoxicity ("ADCC") and antibody-dependent cellular phagocytosis ("ADCP") properties licensed from Roche. Pega-One is initially developing imgatuzumab as an investigational agent for the treatment of cutaneous squamous cell carcinoma ("CSCC").

Z Factor Limited *

Z Factor Limited ("Z Factor") is a clinical-stage biotechnology company founded in 2014 to identify and develop therapeutic agents to treat alpha-1-antitrypsin deficiency, ("AATD"), a common genetic disorder where a single mistake in the DNA encoding the protein alpha-1-antrypsin causes both liver and lung disease. Z Factor's lead product candidate, ZF874, is a novel compound that is intended to act as a pharmacological chaperone for the faulty protein, allowing it to fold correctly, potentially relieving the liver burden of polymer accumulation and providing Z-A1AT in the circulation to protect the lungs.

Morphogen-IX Limited *

Morphogen-IX Limited "(Morphogen-IX") was founded in 2015 to identify and develop bone morphogenetic proteins, or BMPs, as a novel therapy for the treatment of pulmonary arterial hypertension, ("PAH"). PAH, a severe form of pulmonary hypertension, is a progressive life-limiting disease caused by narrowing of small pulmonary arteries in the periphery of the lung. Morphogen-IX's lead product candidate, MGX292, is a disease-modifying, protein-engineered variant of human bone morphogenetic protein 9 ("BMP9") for the treatment of PAH.

Capella Bioscience Ltd.

Capella Bioscience Ltd. ("Capella Bioscience") was founded in 2015 with the mission to advance first-in-class monoclonal antibody ("mAb") therapeutics in autoimmune diseases with high unmet need. Capella Bioscience developing CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT (known as TNFSF14) for the treatment of rare inflammatory diseases. In addition, Capella Bioscience is developing CBS004, a therapeutic mAb to target BDCA-2 for the treatment of lupus erythematosus and systemic sclerosis.

LockBody Therapeutics Ltd *

LockBody Therapeutics Ltd (“LockBody”) was founded in 2017 to develop novel therapeutics based on its platform technology that is designed to create conditionally-active protein agents which deliver local function while avoiding systemic toxicity. As compared to the mechanism of bispecific antibodies, LockBody technology is monospecific until activated, and thereby is intended to address the classical limitations of bispecific antibodies by locking the cell-killing mechanism of action, such as CD47 or CD3, beneath a well-tolerated tumor targeting arm such as Her2 or PD-L1. LockBody seeks to leverage its technology to generate lead compounds with novel mechanisms of action to address solid tumors, which previously have not been addressed by CD47 or CD3-targeting therapies and are resistant to current standard of care.

Orexia Therapeutics Limited

Orexia Therapeutics Limited ("Orexia") was founded in 2018 with a mission to develop innovative medicines that activate the orexin neurotransmitter system in the brain with a focus on the treatment of narcolepsy and other neurological disorders. Orexia initially seeks to expand treatment options for patients with narcolepsy type 1("NT1"), which is a chronic rare disease with high unmet medical need. Orexia is advancing an oral orexin receptor agonist program for NT1 as well as a novel orexin agonist approach for intranasal administration. In order to streamline their common operations and oversight, in April 2021 Orexia, Inexia Limited ("Inexia") and the Company executed an Intra Group Sales Agreement whereby Inexia assigned the rights to its business and assets to Orexia for nil consideration. Inexia is in the process of being liquidated.

Janpix Limited

Janpix Limited (“Janpix”) is a clinical-stage biotechnology company founded in 2013 to focus on developing dual degrader of Signal Transducer and Activator of Transcription proteins 3 and 5, known as STAT3 and STAT5, for the treatment of hematological malignancies, including leukemias and lymphomas.

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

*These companies comprise the Centessa Predecessor Group.

Recent Highlights and Program Updates

Oberland Capital Financing Agreement

In October 2021, we entered into a financing facility with funds managed by Oberland Capital Management, LLC (“Oberland Capital”), which provides us additional funds to enable further scale up of our development activities and to better enable us to pursue strategic business development opportunities. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $75 million and $50 million within 24 months at our option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. See "Note 12, Subsequent Events" for more information on the Oberland Capital Financing Agreement.

ApcinteX Update

In September 2021, ApcinteX announced positive topline results from the Phase 2a part of AP-0101, the six-month repeat dose portion of our ongoing first-in-human proof-of-concept study evaluating SerpinPC in severe hemophilia A and B subjects. In the highest dose cohort, SerpinPC reduced the self-reported all bleeds Annualized Bleeding Rate ("ABR") by 88% during the last 12 weeks of treatment (pre-specified primary assessment period) as compared to all bleeds ABR prospectively measured during the pre-exposure observation period. In this cohort, five out of eight subjects had zero or one bleed during the 12-week pre-specified primary assessment period. Self-reported spontaneous joint bleeds ABR was reduced by 94%. SerpinPC was well-tolerated with no sustained elevations in D-dimer. All subjects who completed the Phase 2a portion of the study have elected to enroll into the 48-week open-label extension ("OLE") portion of the study. In 2022, we expect to launch a global full development plan aimed at one or more registrations to maximize the broad potential for SerpinPC in the hemophilia space. We also expect to provide an update in 2022 on the ongoing Phase 2a open-label extension study.

Palladio Update

Palladio progressed in launching its Phase 3 registrational study (the "ACTION Study") evaluating lixivaptan for the treatment of ADPKD, and began recruitment for the ACTION Study. We expect to dose the first subject in the ACTION Study by the first quarter of 2022. We continue to anticipate reporting initial safety data in the ongoing open-label ALERT study of subjects who previously discontinued JYNARQUE® (tolvaptan) due to liver toxicity in the fourth quarter of 2021.

Z Factor Update

In November 2021, Z Factor announced proof-of-mechanism data from the first three PiMZ subjects dosed in the ongoing repeat dose Phase 1 Part B study of ZF874 (the “Study”) in subjects carrying at least one Z-mutated alpha-1-antitrypsin allele (PiXZ). Part B of the Study was initially designed to be a 28-day repeat dose study in up to 14 PiXZ patients (including 2 placebo), assessing the safety, tolerability and pharmacokinetics of ZF874. Increase in serum A1AT levels was an exploratory outcome. Due to ongoing enrollment challenges at the Study’s single clinical site, and following the observation of elevated ALT and AST in one Study participant, we elected to unblind the Study prior to completing Part B enrollment

In both PiMZ subjects (with one Z-gene copy) dosed with ZF874 (15 mg/kg BID), the observed increase in functional A1AT, over individual subject’s own baseline, was between 3.5 and 6 micromolar. These results in PiMZ subjects suggest that similar dosing of PiZZ individuals (with two Z-gene copies) may increase A1AT levels to 12 to 17 micromolar, assuming a 5 micromolar A1AT baseline that is typical for a PiZZ individual. These are the first clinical data that suggest a pharmacological chaperone may be able to sufficiently increase functional Z-A1AT to levels greater than 11 micromolar in individuals with the

PiZZ genotype, levels that have been the basis for approval of the existing A1AT augmentation therapies. Consistent with a pharmacological effect, A1AT levels in ZF874-treated subjects returned to baseline by 28 days after completion of dosing while A1AT levels in the placebo-treated subject were not observed to change significantly throughout the duration of the study.

Pharmacokinetic analysis showed a two-fold higher exposure to ZF874 in one subject. This subject showed a two-fold higher increase in functional A1AT as well as a delayed, reversible increase in ALT (8x ULN) and AST (3.5x ULN). All other liver function tests including bilirubin, GGT, and ALP remained in the normal range. All other adverse events reported in the Study were classified as mild.

Because of the ALT and AST elevations in one subject, we will be exploring lower doses and different dosing regimens. We are taking steps to increase enrollment in the Study by adding sites in the United Kingdom and intend to expand the Study to the European Union. During 2022, we expect to report on additional PiMZ as well as PiZZ subjects from the expanded Phase 1 Part B. We anticipate starting a global Phase 2 study in the second quarter of 2022, the first portion of which (the run-in phase) will be used to further refine dose and regimen ahead of the planned start of the paired liver biopsy portion of the study. That portion of the study will require 6-month dosing and is projected to begin in the second half of 2022, once the Phase 2 dose and regimen are established and chronic animal toxicology is completed.

Orexia Update

Orexia continues to advance its discovery programs and is on track to select a clinical candidate for its oral program and commence IND enabling activities in 2022. In October 2021, Orexia entered into an exclusive collaboration with Schrödinger focused on the discovery of novel, next generation therapeutics targeting the orexin-2 receptor (“OX2R”), which is known to play a role in a broad spectrum of sleep disorders including narcolepsy. The collaboration provides Orexia with substantial access to Schrödinger’s entire computational platform as well as Schrödinger’s extensive expertise in ultra-large-scale deployment of its technology. The Schrödinger platform can be applied to Orexia’s existing small molecule collection and can also be used to create novel chemical matter. Under the terms of the agreement, Orexia will be responsible for preclinical research activities, clinical development and commercialization of candidates discovered under the collaboration. Schrödinger received an upfront software access payment and will only be eligible for certain future conditional payments based on progress of novel products discovered under the collaboration. No future conditional payments will be due to Schrödinger in relation to existing scaffolds, which we are progressing to the clinic. Future conditional payments may include certain preclinical, development, regulatory and commercial milestone payments, as well as low single digit royalties on global net sales.

Pega-One Update

Pega-One expects to initiate an open-label, single arm, Phase 2 trial of imgatuzumab in Advanced Cutaneous Squamous Cell Carcinoma (“CSCC”) by the end of 2021 and dose the first subject by the first quarter of 2022.

Capella Bioscience Update

Capella Bioscience expects to submit a Clinical Trial Authorisation (“CTA”) application with the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) for CBS001 in the first half of 2022 and commence a Phase 1 study shortly thereafter. We expect to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for CBS004 in the second half of 2022 and commence a Phase 1 study shortly thereafter.

PearlRiver Update

PearlRiver is progressing small molecule kinase inhibitors for the epidermal growth factor receptor (“EGFR”) C797S mutation for the treatment of Non-Small Cell Lung Cancer (“NSCLC”) and expects to report on ongoing candidate selection in 2022. We will not select a candidate for exon20 in 2021 and are presently reviewing this program.

Janpix Update

Janpix expects to select a candidate for the STAT3/5 program by the end of 2021.

Appointment of Chief Innovation Officer

In October 2021, we announced the appointment of David Grainger, PhD, as Chief Innovation Officer. Dr. Grainger will be a member of our executive leadership team and will be responsible for the overall management of the scientific and research activities. Dr. Grainger will provide guidance and insight to the scientific leadership team in each of the Centessa subsidiaries and his responsibilities will also include discovery efforts, where he is expected to play a pivotal role in defining how therapeutic candidates will be selected and validated for development.
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

Covid-19 Update

The Company is continuing to proactively monitor the ongoing COVID-19 global pandemic, to assess the potential impact on our business, and to seek to avoid any unnecessary potential delays to our programs. At this time, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including any further delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
Liquidity and Capital Resources:

As of September 30, 2021, we had cash and cash equivalents of $578.8 million. In October 2021, we entered into a financing agreement with funds managed by Oberland Capital and drew down an initial tranche of funding in the amount of $75.0 million. Since inception, Centessa has devoted substantially all of its resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in its clinical and preclinical trials and raising capital. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded operations primarily through the sale and issuance of its common stock and convertible preferred stock. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as Centessa Subsidiaries advance the preclinical and clinical development of product candidates; perform research activities as Centessa seeks to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of its intellectual property portfolio; and hires additional research and development, clinical and commercial personnel. Based on the current non-risk-adjusted operating plan, the Company expects the cash and cash equivalents as of September 30, 2021 of $578.8 million, plus the net proceeds of the First Purchase Note of $74.6 million received on October 4, 2021, supplemented by the funds available under the Oberland Capital Note Purchase Agreement, if drawn, to fund its operations into mid-2024.
Components of Results of Operations
Revenues
The Company has not generated any revenue. The ability to generate product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, the Company (Successor) is unable to predict the amount or timing of product revenue.
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
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations ("CROs"), as well as investigative sites and consultants that conduct preclinical studies and clinical trials;
•expenses incurred under agreements with contract manufacturing organizations ("CMOs"), including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
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

The Company (Successor) may obtain unexpected results from clinical trials and may elect to discontinue, delay or modify clinical trials of product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the European Medicines Agency ("EMA"), FDA or other comparable regulatory authorities were to require the Company to conduct clinical trials beyond those that are currently anticipated, or if the Company experiences significant delays in enrollment in any clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years, and the Company expects to spend a significant amount in development costs.

Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom and certain European tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. In the future periods the Company does not expect to continue to benefit from this program after becoming a public company in June 2021, unless the Company is considered a small or medium-sized entity in the United Kingdom.
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

Change in Fair Value of Contingent Value Rights
Change in fair value of contingent value rights reflects the fair market value adjustment to the contingent value rights ("CVR") liability related to the achievement of a specified development milestone for Palladio’s product candidate. In connection with the acquisition of the Centessa Subsidiaries, the Company (Successor) issued CVR, to former shareholders and option holders of Palladio. The CVR represent the contractual rights to receive payment of $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of ADPKD in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent CVR milestone, if triggered, will be settled through the issuance of Centessa ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date. The Company (Successor) determined that the CVR should be accounted for as a liability in accordance with ASC 480. Accordingly, the fair value of the contingent consideration will be assessed quarterly until settlement.

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

Amortization of Debt Discount
Amortization of debt discount primarily consists of the bifurcation of the embedded redemption feature associated with the Centessa Predecessor’s convertible term notes. The debt discount was amortized over the life of the loans until they were settled in January 2021 and the Centessa Predecessor Group recognized all unamortized debt discount.
Interest Income (Expense), net
Interest income (expense) consists of interest paid on proceeds received under convertible term loans, partially offset by interest income earned from the Company (Successor)’s and Predecessor’s cash and cash equivalents.

Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses and franchise tax expense.

Foreign Currency Translation
The Company’s financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of the Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated and combined statements of operations and comprehensive loss within Other income (expense), net.

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

Beginning as of the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc, changed from GBP to USD. The change in functional currency is the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in its U.S. based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (Nasdaq). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.

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

Results of Operations
Company (Successor) and Predecessor Group
The following table sets forth the Company (Successor) and the Predecessor Group results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Successor	Predecessor
	Three months ended September 30, 2021	Three months ended September 30, 2020
Operating expenses:
Research and development	$25,850	$1,923
General and administrative	12,464	193
Loss from operations	(38,314)	(2,116)
Interest income (expense), net	65	(22)
Amortization of debt discount	—	(78)
Other income (expense), net	(1,906)	6
Gain on extinguishment of debt	—	72
Net loss	$(40,155)	$(2,138)
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
The following table summarizes research and development expenses by program incurred for the following periods (in thousands):

	Successor	Predecessor
	Three months ended September 30, 2021	Three months ended September 30, 2020
ZF874 (Z Factor)	$1,439	$219
LB1/LB2 (LockBody)	1,063	766
MGX292 (Morphogen-IX)	1,196	440
Lixivaptan (Palladio)	6,186	—
SerpinPC (ApcinteX)	831	—
PearlRiver (preclinical)	874	—
Imgatuzumab (Pega-One)	4,301	—
CBS001/CBS004 (Capella)	2,686	—
Janpix (preclinical)	1,466	—
Inexia and Orexia (preclinical)	4,786	—
Other preclinical and clinical development expenses	1,884	729
Personnel expenses	5,091	420
Research tax credits	(5,953)	(651)
	$25,850	$1,923
Research and development expenses for the Company for the three months ended September 30, 2021 was $25.9 million, compared to $1.9 million for the Centessa Predecessor Group during the three months ended September 30, 2020. The $23.9 million increase is primarily attributable to the growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021 as well as increased spending in the Centessa Predecessor Group. The increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $1.5 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through September 30, 2021.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (in thousands):

	Successor	Predecessor
	Three months ended September 30, 2021	Three months ended September 30, 2020
Personnel expenses	$5,275	$17
Facilities and supplies	351	(3)
Legal and professional fees	3,578	134
Other expenses	3,260	45
	$12,464	$193
General and administrative expenses for the Company (Successor) for the three months ended September 30, 2021 was $12.5 million, compared to $0.2 million for the Centessa Predecessor Group during the three months ended September 30, 2020. The $12.2 million increase is primarily attributable to public company costs, the operating costs of Centessa Pharmaceuticals plc and Centessa Pharmaceutical Inc. including professional fees and personnel costs, and the increase in operating costs resulting from the acquired Centessa Subsidiaries. In addition, the increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $2.6 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through September 30, 2021.
Change in Fair Value of CVR
The Company did not recognize a change in fair value during the three months ended September 30, 2021 and 2020. The CVR, issued at the time of the acquisition, represents future payments (that will be satisfied through the issuance of Centessa shares) that are contingent upon the dosing of the first patient in a registrational Phase 3 study of Palladio’s lixivaptan. The fair value is based on the cumulative probability of achieving this milestone, which did not change during the three months ended September 30, 2021.
Amortization of Debt
Amortization of debt discount for the Centessa Predecessor Group for the three months ended September 30, 2020 was $78,000 and primarily attributable to the bifurcated redemption feature. The loans were settled in January 2021 at which point all unamortized debt discounts were immediately recognized by the Centessa Predecessor Group.
Interest Income (Expense), net
Interest income (expense), net for the Company (Successor) for the three months ended September 30, 2021 was $65,000 and is primarily attributable to the interest earned on larger cash balances due to the Series A financing in January 2021 and the IPO in June 2021. Interest income (expense), net for the Centessa Predecessor Group for the three months ended September 30, 2020 was $(22,000) and is primarily attributable to the interest expense on the convertible term loans.
Other Income (Expense), net
Other income (expense), net for the Company (Successor) for the three months ended September 30, 2021 was $(1.9) million and is primarily attributable to the Company’s foreign currency transaction losses. Other income (expense), net for the Centessa Predecessor Group for the three months ended September 30, 2020 was immaterial to the Group’s results of operations.
Company (Successor) and Predecessor Group
The following table sets forth the Company (Successor)’s results of operations for the period from January 30, 2021 through September 30, 2021 and the Centessa Predecessor Group’s results of operations for period from January 1, 2021 through January 29, 2021 and for the nine months ended September 30, 2020 (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Nine months ended September 30, 2020
Operating expenses:
Research and development	54,126	$600	6,604
General and administrative	29,900	121	831
Change in fair value of contingent value rights	11,312	—	—
Acquired in-process research and development	220,454	—	—
Loss from operations	(315,792)	(721)	(7,435)
Interest income (expense), net	100	(9)	(56)
Amortization of debt discount	—	(37)	(220)
Other income (expense), net	(4,605)	—	(5)
Income tax charge/(benefit)	—		339
Net loss	$(320,297)	$(767)	$(7,377)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Nine months ended September 30, 2020
ZF874 (Z Factor)	$4,958	$323	$2,529
LB1/LB2 (LockBody)	3,132	241	1,911
MGX292 (Morphogen-IX)	2,904	125	1,886
Lixivaptan (Palladio)	9,847	—	—
SerpinPC (ApcinteX)	1,792	—	—
PearlRiver (preclinical)	1,867	—	—
Imgatuzumab (Pega-One)	6,674	—	—
CBS001/CBS004 (Capella)	3,887	—	—
Janpix (preclinical)	3,268	—	—
Inexia and Orexia (preclinical)	11,011	—	—
Other preclinical and clinical development expenses	2,847	35	729
Personnel expenses	13,054	98	1,252
Research tax credits	(11,115)	(222)	(1,703)
	$54,126	$600	$6,604

Research and development expenses for the Company (Successor) for the period from January 30, 2021 through September 30, 2021 was $54.1 million and for the Centessa Predecessor Group during the period from January 1, 2021 through January 29, 2021 was $0.6 million, compared to the Centessa Predecessor Group for the nine months ended September 30, 2020 of $6.6 million. The $48.1 million increase is primarily attributable to the growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021 as well as increased spending in the Centessa Predecessor Group. The increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $3.4 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through September 30, 2021.
General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Nine months ended September 30, 2020
Personnel expenses	$12,405	$—	$17
Facilities and supplies	452	—	—
Legal and professional fees	11,340	117	766
Other expenses	5,703	4	48
	$29,900	$121	$831

General and administrative expenses for the Company (Successor) for the period from January 30, 2021 through September 30, 2021 was $29.9 million and for the Centessa Predecessor Group during the period from January 1, 2021 through January 29, 2021 was $0.1 million, compared to the Centessa Predecessor Group for the nine months ended September 30, 2020 of $0.8 million. The $29.2 million increase is primarily attributable to public company costs, the operating costs of Centessa Pharmaceuticals plc and Centessa Pharmaceutical Inc. including professional fees and personnel costs, and the increase in operating costs resulting from the acquired Centessa Subsidiaries. In addition, the increase in personnel related expenses includes an increase in headcount and an increase in share-based compensation expense of $6.5 million which is primarily attributable to the immediate recognition of the certain replacement awards issued to the Centessa Subsidiaries and the options granted through September 2021 by the Company (Successor).
Acquired In-Process Research and Development
During the period from January 30, 2021 through September 30, 2021, the Company (Successor) recognized $220.5 million of expense associated with research and development projects of the Centessa Subsidiaries which were in-process with no alternative future use.
Change in Fair Value of CVR
The Company (Successor) recognized $11.3 million for the change in fair value of the contingent value right for the period from January 30, 2021 through September 30, 2021. The change was attributable to the fair market value adjustment related to the achievement of a specified development milestone for Palladio Biosciences, Inc.’s product candidate.
Other Income (Expense), net
Other income (expense), net for the Company (Successor) for the period from January 30, 2021 through September 30, 2021 was $(4.6) million and was primarily attributable to foreign currency losses resulting from remeasuring the Company’s USD cash and cash equivalents of Centessa Pharmaceutical plc to GBP in the first quarter of 2021. Other income (expense), net for the Centessa Predecessor Group for the period from January 1, 2021 through January 29, 2021 and for the nine months ended September 30, 2020 was immaterial to the Group’s results of operations.

Amortization of Debt Discount
Amortization of debt discount for the Centessa Predecessor Group was $(37,000) and $(0.2) million during the period from January 1, 2021 through January 29, 2021 and for the nine months ended September 30, 2020, respectively and attributable to the convertible term loans. The loans were settled in January 2021 at which point all unamortized debt discounts were immediately recognized by the Centessa Predecessor Group.
Interest Income (Expense), net
Interest income (expense), net for the Company (Successor) for the period from January 30, 2021 through September 30, 2021 was $100,000 and is primarily attributable to the interest earned on larger cash balances due to the Series A financing in January 2021 and the IPO in June 2021. Interest income (expense), net for the Centessa Predecessor Group for the period from January 1, 2021 through January 29, 2021 and for the nine months ended September 30, 2020 was $(9,000) and $(56,000), respectively and primarily attributable to interest expense on the convertible term loans.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2021, the Company had cash and cash equivalents of $578.8 million. Concurrent with the acquisition of the Centessa Subsidiaries by the Company (Successor) in January 2021, the Company (Successor) completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, the Company (Successor) completed its IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company (Successor) received aggregate net proceeds of $344.1 million which includes the full exercise of the underwriters’ option.
In October 2021, the Company entered into a financing agreement with funds managed by Oberland Capital, which provides the Company additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $75 million and $50 million within 24 months at the Company's option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital.
The Company (Successor) has no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years. The maturity date of the Oberland Capital Notes is October 4, 2027.
Cash Flows
Company (Successor) and Centessa Predecessor Group
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Successor	Predecessor
	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021	Nine months ended September 30, 2020
Net cash (used in) provided by:
Operating activities	(78,682)	(987)	(7,349)
Investing activities	63,320	—	—
Financing activities	585,718	—	77
Exchange rate effect on cash and cash equivalents	3,493	18	(430)
Net increase (decrease) in cash and cash equivalents	$573,849	$(969)	$(7,702)
Operating Activities
During the period from January 30, 2021 through September 30, 2021, the Company (Successor) used $78.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $320.3 million, offset by a $220.5 million non-cash charge for acquired in-process research and development in connection with the acquisition of the Centessa Subsidiaries, $13.1 million other non-cash charges for non-cash interest expense, depreciation expense, share-based compensation expense, and amortization of unpaid D&O insurance premiums, $11.3 million in non-cash change in fair value of contingent value right, and $(3.2) million net change in operating assets and liabilities.
During the period from January 1, 2021 through January 29, 2021, the Group used $1.0 million of net cash in operating activities. Cash used in operating activities reflected the net loss of $0.8 million and $(0.2) million net change in operating assets and liabilities.
During the nine months ended September 30, 2020, the Group used $7.3 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $7.4 million and $(0.1) million net change in operating assets and liabilities.
Investing Activities

During the period from January 30, 2021 through September 30, 2021, net cash provided by investing activities for the Company (Successor) was $63.3 million and is primarily attributable to the $68.0 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries which was partially offset by the related $4.6 million of transaction costs paid during the period and $0.1 million in purchases of property and equipment.
There were no investing activities for the Group during the period from January 1, 2021 through January 29, 2021 and for the nine months ended September 30, 2020.
Financing Activities
During the period from January 30, 2021 through September 30, 2021 financing activities for the Company (Successor) provided $585.7 million in net cash proceeds and is primarily attributable to the sale of the Company (Successor)’s Series A preferred shares in January 2021 and the IPO in June 2021. The Company (Successor) also received $0.3 million in proceeds upon the exercise of stock options.
There were no financing activities for the Group for the period from January 1, 2021 through January 29, 2021. During the nine months ended September 30, 2020 the cash flow from financing activities was immaterial to the Group’s combined statement of cash flow.
Funding Requirements
Following the acquisition of the Centessa Subsidiaries in January 2021, the Company (Successor) expects expenses to increase in connection with ongoing activities, particularly as the Company (Successor) continues the research and development of, continues or initiates clinical trials of, and seeks marketing approval for any current and future product candidates. In addition, if marketing approval is obtained for any product candidates, the Company (Successor) expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, following the completion of our IPO, additional costs associated with operating as a public company are expected. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. For the foreseeable future, the Centessa Subsidiaries expect the significant majority of their funding to come from the Company (Successor). If the Company (Successor) is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
The Company (Successor) anticipates that its expenses will increase substantially as it:
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
Because of the numerous risks and uncertainties associated research, development and commercialization of product candidates, the Company (Successor) is unable to estimate the exact amount of its working capital requirements. Future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
Morphogen-IX License Agreement
On October 30, 2015, Morphogen-IX entered into a Patent and Know-How License Agreement (“License”), with CE, relating to BMP 9 and 10. Pursuant to the agreement, Morphogen-IX obtained from CE an exclusive, worldwide, royalty-bearing, sublicensable (through multiple tiers) license (“Exclusive CE License”), under certain patent rights (“BMP Patents”), and certain technical information and materials relating to BMP 9 and 10 (“BMP Know-How”), for the treatment of all diseases, including prophylaxis, for human and animal health or any related research or development (the “Field”). Morphogen-IX also obtained a non-exclusive, worldwide, royalty-bearing, sublicensable (through multiple tiers) license (the “CE Non-Exclusive License”), to certain, data, technical information and other know-how that is not specific to BMP 9 and 10 (the “Non-Exclusive Know-How”). Under the CE Exclusive License and the CE Non-Exclusive License, Morphogen-IX has the right to develop and commercialize any product, process, service or use that uses or incorporates any BMP Patents, the BMP Know-

How or the Non-Exclusive Know-How, or any materials that are sold in conjunction with any such products or services, in each such case, a Licensed Product. CE has reserved a customary limited right to use the BMP Patents, BMP Know-How and Non-Exclusive Know-How for academic publication, teaching, and academic research.
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
Palladio Biosciences Inc. License
As of September 30, 2021 Palladio owns one pending US patent application and six pending foreign applications in Japan, Europe, Australia, Canada, Mexico, and Korea. Palladio’s patent portfolio includes claims directed to methods of treatment with lixivaptan. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
Janpix Limited License Agreement
In July 2017, Janpix Limited (“Janpix”) entered into a license agreement with the Governing Council of the University of Toronto (“UT”) related to direct small molecule modulators of signal transducer and activator of transcription 3 (“STAT 3”) and signal transducer and activator of transcription 5 (“STAT 5”). Under the license agreement, Janpix obtained an exclusive, worldwide, sublicensable (subject to certain conditions) license, under certain patents and know-how (“Licensed Technology”), to research, develop, manufacture, market, sell, distribute and commercially exploit any licensed products for all uses in humans and animals (the “Field”). UT has retained for itself and certain other institutions, a customary right of use to the Licensed Technology for academic research and educational purposes. Additionally, Janpix has the right to exclusively license, with the right to sublicense, certain improvements to the Licensed Technology under the license agreement. Janpix also has an option right to negotiate a new license grant to any other intellectual property related to STAT 3 and/or STAT 5 inhibitors that is not considered an improvement under the license agreement.
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

Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the unaudited interim consolidated and combined financial statements of the Company (Successor) and Centessa Predecessor Group which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the combined financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued expenses contingent consideration and share-based compensation. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While the significant accounting policies are described in more detail in Note 2 to the Company (Successor)’s and the Group’s unaudited interim consolidated financial statements, the following accounting policies are the most critical to the judgments and estimates used in the preparation of the financial statements.

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
Estimates of accrued expenses are made as of each balance sheet date in the financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, an adjustment to the accrual will be made accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are recognized as expense in the period that the related goods are consumed or services are performed.
Milestone payments within the Company (Successor)’s licensing arrangements are recognized when achievement of the milestone is deemed probable to occur. To the extent products are commercialized and future economic benefit has been established, commercial milestones that become probable are capitalized and amortized over the estimated remaining useful life of the intellectual property. In addition, royalty expenses are accrued and sublicense non-royalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.
Contingent Value Rights
In connection with the acquisition of Palladio, the Company (Successor) issued contingent value rights, or CVR, to former shareholders and option holders of Palladio. In total, the CVR represent the contractual rights to receive payment of $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of ADPKD in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent milestone, if triggered, will be settled through the issuance of the Company (Successor)’s ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date.
The Company (Successor) determined that the contingent value rights should be accounted for as a liability in accordance with ASC 480. Accordingly, fair value of the contingent consideration will be assessed quarterly until settlement. To estimate the fair value of the CVR, the Company (Successor) applied a cumulative probability of achieving the clinical milestone and applied it to the potential payout.
Share-Based Compensation
The Group and Company (Successor) measure compensation expense for all share-based awards based on the estimated fair value of the award on the grant date. The Group and Company (Successor) grant share-based awards in the form of ordinary shares and are accounted for as restricted shares due to the nominal exercise price at the time of grant. Compensation expense associated with B ordinary awards are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Palladio has issued stock option awards and uses the Black-Scholes option pricing model to value its awards.
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and the fair value of the underlying common shares on the date of grant. See Note 9 to the Company (Successor)’s unaudited interim consolidated financial statements for information concerning certain of the specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of stock options granted during the nine months ended December 31, 2019 and for the year ended December 2020 for Palladio and during the period from January 30, 2021 through March 31, 2021 for the Company (Successor).
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
The third-party valuations of our ordinary shares that our board of directors considered in making its determinations were performed in accordance with the guidance outlined in the “Practice Guide”, which prescribes several valuation approaches for determining the value of an enterprise, such as cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the ordinary shares.
Our determinations of the fair value of the ordinary shares were performed using methodologies, approaches and assumptions consistent with the Practice Guide. Following the completion of our IPO, the fair value of our ordinary shares was determined based on the quoted market price of our ADSs representing our ordinary shares. Refer to Footnote 9 - Share based compensation.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Quarterly Report.

Contractual Obligations and Other Commitments
As of September 30, 2021, other than what has been disclosed in Note 7 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
In connection with our acquisition of the Centessa Subsidiaries in January 2021, we issued contingent value rights, or CVR, to former shareholders and option holders of Palladio. In total, the CVR represent the contractual rights to receive payment of $39.7 million upon the dosing of the first patient in commencement of the ACTION study, a pivotal Phase 3 clinical trial of lixivaptan for the treatment of Polycystic Kidney Disease in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan, with an expected commencement date in the first quarter of 2022. The contingent milestone, if triggered, will be settled through the issuance of a number of our ordinary shares equal to the amount of the total CVR payable based on the per share value of our ordinary shares at the milestone date.

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

Off-Balance Sheet Arrangements
The Company (Successor) does not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company (Successor) does not engage in trading activities involving non-exchange traded contracts. Therefore, the Company (Successor) believes that they are not materially exposed to any financing, liquidity, market or credit risk that could arise if they engaged in these relationships.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
The Company (Successor) and the Centessa Predecessor Group are exposed to market risks in the ordinary course of its business. These risks primarily include interest rate sensitivities. Interest-earning assets consist of cash and cash equivalents. Interest income earned on these assets was $102,606 for the period from January 30, 2021 through September 30, 2021.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer (our principal executive officer, principal accounting officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as previously disclosed in our final prospectus for our initial public offering, dated June 2, 2021, filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2021. As is common in the transition from several small private companies to a public reporting company, there were not enough qualified accounting personnel, inadequate segregation of duties and insufficient financial reporting processes and oversight. Notwithstanding the material weaknesses, our management has concluded that the financial statements included in this interim report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
We continue to make significant progress in implementing measures designed to improve our internal controls over financial reporting and to remediate the material weakness, including hiring additional qualified finance and accounting personnel, formalizing our internal control processes, policies and documentation, standardizing and improving our account reconciliations, and strengthening supervisory reviews of financial information by our financial management. We have engaged financial consultants to supplement our financial reporting resources as needed. The measures we are implementing are subject to continued management review, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. We will re-evaluate the control environment and the status of the identified material weaknesses as of December 31, 2021.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above and improve the control environment, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A key element of Centessa’s strategy is to use our differentiated asset-centric business model to build, from the bottom-up, a research and development engine to source and develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, are more advanced in development than competitors, or have a combination of these attributes to ultimately deliver impactful medicines to patients. We face significant competition in sourcing such high conviction programs, product candidates, technologies or intellectual property, partnering with founder-subject matter experts with high conviction assets that follow well elucidated biological pathways, seeking appropriate strategic partners (including founder-subject matter experts) and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although we have initially combined a portfolio of ten asset-centric companies, each a Centessa Subsidiary, that are developing high conviction programs with clear biological rationale and, through our Centessa Subsidiaries, our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric business model is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
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
As of September 30, 2021 we had an aggregate of 70 employees and 77 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of November 1, 2021, our central team consisted of 42 full-time equivalent, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in October 2021 we entered into the Oberland Capital Financing Agreement (See Note 12 – “Subsequent Events” for more information). Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of September 30, 2021, we had $578.8 million in cash and cash equivalents. In October 2021, we entered into a financing agreement with funds managed by Oberland Capital and drew down an initial tranche of funding in the amount of $75.0 million. Based on the current non-risk-adjusted operating plan, the Company expects the cash and cash equivalents as of September 30, 2021, plus the net proceeds of the First Purchase Note of $74.6 million received on October 4, 2021, supplemented by the funds available from the Oberland Notes, if drawn, will be sufficient to fund its operations into mid-2024. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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

Our credit facility and payment obligations under the Note Purchase Agreement (“NPA”) with Cocoon SA LLC, an affiliate of Oberland Capital (collectively, “Oberland Capital”) as agent for the Purchasers, contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns or which may result in Oberland Capital taking possession of our assets and disposing of any collateral.
Our credit facility with Oberland Capital contains restrictions that limit our flexibility in operating our business. Under the terms of the credit facility, we must maintain, and cause our subsidiaries to maintain, certain covenants, including with respect to limitations on new indebtedness, restrictions on the payment of dividends and maintenance of revenue levels. Our credit facility is collateralized by all of our assets including, among other things, our intellectual property.
Under the NPA, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) no later than October 4, 2021, a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the Note Purchase Agreement (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The initial interest rate for the Notes is 8.00% per annum. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
Starting on the date of the first commercial sale of lixivaptan, currently a product candidate under development by the Company, and ending on the tenth anniversary of the First Purchase Date, the Purchasers shall have the right to receive 1.00%

(the “Revenue Participation Rate”) of the first $200.0 million of worldwide net sales of lixivaptan in each calendar year, payable quarterly (the “Revenue Participation Payments”). The Revenue Participation Rate is subject to pro-rata increase if the Second Purchase Notes and/or the Third Purchase Notes are issued and shall not exceed 2.67%.
In addition, upon the first regulatory approval of any of the Company’s product candidates by either the FDA or EMA, the Company is obligated to pay the Purchasers an amount equal to 30% of the aggregate principal amount issued under the Notes by the Company (the “Milestone Payment”). The Milestone Payment shall be paid in quarterly installments over five years beginning on the earlier of (i) the date of the first commercial sale following such regulatory approval; and (ii) the six month anniversary of such regulatory approval. The Milestone Payment is triggered one time only, and applies only to the Company’s first product to obtain regulatory approval.
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments, the Revenue Participation Payments and the Milestone Payments (the “Final Payment Amount”).
If we breach certain of our debt covenants and are unable to cure such breach within the prescribed period, or are not granted waivers in relation to such breach, it may constitute an event of default under the credit facility, giving Oberland Capital the right to require us to repay the then outstanding debt immediately, and Oberland Capital could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, if we are unable to pay the outstanding debt immediately. A breach of the covenants contained in the credit facility documents and the acceleration of its repayment obligations by Oberland Capital could have a material adverse effect on our business, financial condition, results of operations and prospects.
The credit facility and the Revenue Participation Payments and Milestone Payments contained therein could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to make payments to Oberland Capital and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the credit facility will increase our cash outflows if and when the conditions for payment are triggered. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding, we can do so on terms acceptable to us, or at all.
If we engage in acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
As part of our asset-centric business model and strategy, we may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring new or complementary products, intellectual property rights, technologies, or businesses. For example, in October 2021, our Centessa Subsidiary, Orexia, entered into an exclusive collaboration agreement with Schrödinger. For more information, see “Recent Highlights and Program Updates”. Any acquisition or strategic partnership may entail numerous risks, including:
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
We plan to seek initial marketing approval in the United States and certain other major markets such as major countries in the EU, and the United Kingdom. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA, EMA, MHRA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:
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
•For ZF874, several product candidates in clinical development such as ARO-AAT being developed by Arrowhead Pharmaceuticals, Inc. and belcesiran being developed by Dicerna Pharmaceuticals, Inc. for A1ATD. In addition, Vertex Pharmaceuticals, Inc. has a preclinical A1ATD development program.
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
We may not be able to submit INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
Currently, most of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development and IND-enabling activities. We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
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
Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. See “—Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.” In addition, since the beginning of the COVID-19 pandemic, three vaccines for the coronavirus have been granted Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we are not able to obtain patent term extension or non-patent exclusivity in the United States under the Hatch-

Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our product candidates, our business may be materially harmed.
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
In March 2010, the ACA was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. The probability of success of any previously announced policies under the former Trump administration and their impact on the United States prescription drug marketplace is unknown, particularly in light of the new Biden administration. Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, more recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September

25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.
The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The ACA amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute;
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into effect on May 25, 2018 across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom has transposed the GDPR into UK domestic law with effect from January 2021.
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
Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. As noted above, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK

GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. In September 2021, the UK Government announced a consultation on reforms to the UK data protection regime. This consultation may result in changes to the UK GDPR that affect our efforts to create a harmonized approach to processing European personal data and potentially exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Any changes introduced by the UK Government may also be considered by the European Commission to undermine the UK data protection regime and therefore lead to the revocation of adequacy finding granted to the United Kingdom to enable personal data to transfer from the EU to the UK. Additionally, following the expiry of the post-Brexit transitional arrangements, the UK Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border Processing’ for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
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
In other foreign jurisdictions in which we operate or have operated (including sponsoring past, present or future clinical trials), such as, without limitation, Canada and Georgia, we may also be subject to stringent Data Protection Requirements. In Canada, for instance, Quebec just passed a comprehensive new data protection law that will have far-reaching effects.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
We are comprised of multiple portfolio operating entities, all of which are at differing stages in their commercial, clinical, and preclinical operations, and all of which have taken differing measures to comply (and have varying degrees of compliance) with Data Protection Requirements. The lack of uniformity in the portfolio operating entities’ efforts to comply with Data Protection Requirements, including, without limitation, establishing appropriate information security measures, could materially and adversely affect our business.
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
As of September 30, 2021, the holders of 49,197,753 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 46.2% of our voting shares as of September 30, 2021. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of September 30, 2021, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,437,705 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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

ADS holders will not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise their right to vote.
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
ADS holders may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.
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

ADS holders’ right to participate in any future rights offerings may be limited, which may cause dilution to their holdings.
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
There is substantial uncertainty as to whether we are or will be a “PFIC”. If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.
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

None

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
As of September 30, 2021, we have not used any of the proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC on June 1, 2021 pursuant to Rule 424(b) under the Securities Act.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1*	Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
10.1	Note Purchase Agreement, dated October 1, 2021 by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

†	Portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
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