Form 10-K/A
period 2021-12-31
Centessa Pharmaceuticals plc
filed 2022-05-02
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
+44 203 9206789, ext. 9999
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC*
American Depositary Shares (“ADSs”), each representing one ordinary share, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Centessa Pharmaceuticals plc, referred to in this report as “Centessa,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 30, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the below referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2021, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Report.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our executive officers, directors and other key personnel and their respective ages and positions as of April 13, 2022:

Name	Age	Position(s)
Executive Officers
Saurabh Saha, M.D., Ph.D.	45	Chief Executive Officer and Director
Gregory Weinhoff, M.D., M.B.A.	51	Chief Financial Officer
Antoine Yver, M.D., M.Sc.	64	Executive Vice President and Chairman of Development
David Grainger	55	Chief Innovation Officer
Javad Shahidi, MD, MSc	44	Chief Medical Officer
Tia Bush	51	Chief Quality Officer
Thomas Templeman, Ph.D.	62	Chief Technology Officer
David Chao, Ph.D.	54	Chief Administrative Officer
Iqbal Hussain	41	General Counsel
Marella Thorell	55	Chief Accounting Officer
Non-Employee Directors
Francesco De Rubertis, Ph.D.	52	Director and Chairman of the Board
Arjun Goyal, M.D., M.Phil, M.B.A.	39	Director
Aaron Kantoff	36	Director
Brett Zbar, M.D.	49	Director
Mary Lynne Hedley, Ph.D.	59	Director
Samarth Kulkarni, Ph.D.	43	Director
Carol Stuckley, M.B.A.	66	Director

The following is a biographical summary of the experience of our executive officers and directors. There are no family relationships among any of our executive officers or directors.
Executive Officers
Saurabh Saha, M.D., Ph.D., has served as our Chief Executive Officer and a member of the Board of Directors since January 2021. In April 2022, Dr. Saha was appointed to the board of directors of Scorpion Therapeutics, Inc. Prior to that, from 2017 to 2021, Dr. Saha served as a Senior Vice President of R&D at Bristol Myers Squibb Company, where he led translational medicine across all therapeutic areas spanning early discovery, development and commercialization. Prior to that, from 2015 to 2017, Dr. Saha was a venture partner at Atlas Venture where he held leadership positions with a number of its portfolio biotech companies, including as Chief Medical Officer of Synlogic, Inc. and as Chief Executive Officer of Delinia until its sale to Celgene Corporation. Earlier in his career, Dr. Saha was a management consultant in the pharmaceutical practice at McKinsey & Company and subsequently appointed director and head of the New Indications Discovery Unit at Novartis. Dr. Saha holds an M.D. and Ph.D. in cancer genetics from The Johns Hopkins School of Medicine. He is an alumnus of Harvard Business School and Oxford University, studying general management and biochemistry, respectively. Dr. Saha received a B.Sc. in biology from the California Institute of Technology (Caltech). We believe Dr. Saha is qualified to serve on our board of directors based on his biotech, pharmaceutical, and venture capital leadership experiences.
Gregory Weinhoff, M.D., M.B.A., has served as our Chief Financial Officer since March 2021. Previously, Dr. Weinhoff served as co-Founder, Chief Financial Officer and Chief Business Officer of Arvelle Therapeutics, B.V. from February 2019 to February 2021. Dr. Weinhoff also served as Chief Financial Officer of Axovant Sciences, Inc. from August 2015 to June 2019. Dr. Weinhoff was employed by Collinson Howe Venture Partners, an investment advisory firm, from 2001 until August 2015 and during that time served as a Member of the General Partners of various CHL Medical Partners affiliated venture capital funds. From 2000 to 2001, he was a senior associate at J. H. Whitney & Co., a private equity firm, where he concentrated on private equity investments in healthcare technology and services companies. Prior to his graduate training, Dr. Weinhoff was a financial analyst in the Healthcare Corporate Finance Group at Morgan Stanley & Co., an investment bank. Dr. Weinhoff received his A.B. in economics from Harvard College, his M.D. from Harvard Medical School and his M.B.A. from Harvard Business School.
Antoine Yver, M.D., M.Sc., has served as our Executive Vice President and Chairman of Development since March 2022, and previously as our Chief Medical Officer since May 2021. In February 2022, Dr. Yver was nominated to the board of directors of Sanofi (EURONEXT: SAN and Nasdaq: SNY). Previously, from April 2016 to April 2021, Dr. Yver served as Executive Vice President & Global Head, R&D Oncology and Chair of the Cancer Enterprise at Daiichi Sankyo Ltd. From 2009 to 2016, Dr. Yver held various positions of increasing responsibility at AstraZeneca PLC including Vice President, Clinical Development, Oncology and Infection, Senior Vice President, Global Medicine Head, Oncology and Global Medicines Development China lead. Earlier, Dr. Yver held various clinical development roles at Schering-Plough Corporation (now Merck & Co.), Johnson & Johnson, Aventis Pharmaceuticals, Inc., Rhône-Poulenc Rorer, Inc, Applied Immune Sciences, Inc, and Chugai-RP. Dr. Yver has played a pivotal role in the development and approvals of 11 different drugs, including Tagrisso®, Lynparza®, and Enhertu®. He led the development of Tagrisso® in 2 years 7 months from first human dose to U.S. approval and its rapid deployment to all other major regions, which was the fastest ever for an anti-cancer drug. Dr. Yver is a pediatric oncologist and holds an M.D. from Université Paris-Saclay and an M.Sc. in Immunology from the Université Paris VI.
David Grainger, Ph.D. has served as our Chief Innovation Officer since October 2021. From February 2015 to September 2021, Dr. Grainger served as General Partner and Chief Scientific Advisor at Medicxi. Since April 2012, Dr. Grainger has served as Chairman of RxCelerate Ltd., and since April 2015, Dr. Grainger has served as Founder and Director of The Foundry (Cambridge) Ltd., trading as The Foundation Institute of 21st Century Medicine (C21Med). Dr. Grainger also serves as a director and consultant advisor to multiple U.S. and U.K. based biotech companies in the Medicxi portfolio. Dr Grainger earned a B.A./M.A. with First Class Honours in Natural Sciences, and a PhD in Biochemistry from the University of Cambridge in 1992.
Javad Shahidi, MD, MSc has served as our Chief Medical Officer since March 2022. Dr. Shahidi brings significant industry experience, most recently as Vice President - Global R&D at Daiichi Sankyo, where he led the development of ENHERTU®, one of the largest development programs in oncology, and served as the Chair of the Joint Leadership Team of the ENHERTU AstraZeneca/Daiichi Sankyo collaboration. Over the past decade, he has had increasing responsibilities in clinical development. Prior to joining Daiichi Sankyo in 2017, Dr. Shahidi was the Global Medical Lead at Eli Lilly and Company, leading the clinical development of ALIMTA® and PORTRAZZA®. Dr. Shahidi received his MD from Beheshti Medical University in Tehran, an MSc in Experimental Medicine from McGill University, and a graduate diploma in clinical research from McGill University.
Tia Bush has served as our Chief Quality Officer since May 2021. From January 1993 to May 2021, Ms. Bush has served in various roles of increasing responsibility at Amgen, Inc., most recently as Chief Quality Officer and Senior Vice President, Global Quality/EHSS. In this role, she lead Amgen’s Global GxP Quality and Environmental, Health, Safety and Sustainability organization with responsibility for developing, maintaining, and continuously improving the quality management and EHSS management system at Amgen. Other roles included Vice President, Amgen Rhode Island Manufacturing Site Operations, Quality Site Head and Vice President, Operations Quality at Juncos, Puerto Rico and Drug Product Quality Executive Director. Ms. Bush earned a B.A. in Biological Sciences and Minor, Chemistry from the University of Southern California in 1992.
Thomas Templeman, Ph.D., has served as our Chief Technology Officer since May 2021. Dr. Templeman has more than 25 years of experience in diagnostic and pharmaceutical manufacturing, biopharmaceutical process development, and implementation of quality systems. Prior to joining Centessa, Dr. Templeman served as SVP Pharmaceutical Operations and Quality and as a member of the Executive Committee of Nuvation Bio from February 2019 to May 2021 where he was responsible for early and late-stage pharmaceutical development, operations and quality for early and clinical developmental candidates and marketed products. From February 2018 to February 2019, Dr. Templeman was an independent consultant. From June 2017 to February 2018, Dr. Templeman served as Senior Vice President, Pharmaceutical Operations and Quality Assurance, at Axovant Sciences. Dr. Templeman has also previously held a number of senior roles, including as Chief Operating Officer at Graybug Vision, Inc. between January 2017 to June 2017, as Senior Vice President of Pharmaceutical Operations and Quality at Medivation, Inc. from September 2015 to December 2016,

Vice President of Manufacturing Science and Technology at Hospira, Inc., and Senior Vice President, Integrated Supply Chain at Liquidia Technologies, Inc. Dr. Templeman also held various roles of increasing responsibility within the Centocor Biologics and Ortho Clinical Diagnostics businesses of Johnson & Johnson. Dr. Templeman earned a B.S. in biology from the University of Santa Clara, a Ph.D. in biological sciences from Dartmouth College, and was an NIH Post-doctoral Fellow at Harvard University.
David Chao, Ph.D., has served as our Chief Administrative Officer since April 2021. Previously, Dr. Chao served as the Chief Executive Officer of the Stowers Institute for Medical Research from 2010 to 2020 and the Chief Executive Officer of BioMed Valley Discoveries, Inc. from 2007 to 2009 and 2014 to 2021. From 2004 to 2007, he worked at the Novartis Institutes of BioMedical Research, with the last position of Head, Strategic Alliances Global Operations. From 2012 to 2020, Dr. Chao was a member of the Board of Directors of the American Century Companies. Dr. Chao was previously a consultant with McKinsey & Company and a founder of Akceli Inc., ANDE Corporation and Nectagen Inc. He received his A.B./A.M. in Biology from Harvard University and his Ph.D. in Biology from MIT.
Iqbal Hussain, has served as our General Counsel since February 2021. Prior to that, Mr. Hussain served as a Partner in the Global Corporate Group at Reed Smith LLP from September 2019 to January 2021, where he led Reed Smith’s Life Sciences corporate practice across EMEA. Before joining Reed Smith, Mr. Hussain held roles at Johnson & Johnson, from February 2014 to August 2019, where he served initially as Senior Counsel and subsequently as Legal Director of Mergers & Acquisitions. Mr. Hussain began his career at Slaughter and May where he advised clients on public and private M&A, from August 2005 until January 2012. Between January 2012 and February 2014, Mr. Hussain was a Senior Associate in the Corporate M&A team at Ropes & Gray LLP. Mr. Hussain received an LLB from the University of Sheffield in 2004 and completed his post graduate legal education at the Oxford Institute of Legal Practice in 2005.
Marella Thorell, has served as our Chief Accounting Officer since April 2021 and previously served as Head of Finance since February 2021. Prior to that, Ms. Thorell served as Chief Financial Officer of Palladio Biosciences, Inc. from October 2019 to January 2021, leading Palladio’s finance operations and capital strategy and execution. Ms. Thorell served in various roles at Realm Therapeutics from October 2008 until August 2019, ultimately serving as Chief Financial Officer, Chief Operating Officer and Executive Director of Realm Therapeutics (Nasdaq: RLM). In this role, she led accounting and financial reporting operations and helped transition Realm’s focus to drug development following a strategic overhaul and was responsible for divesting domestic and international operating businesses and in-licensing and out-licensing assets. Earlier in her career Ms. Thorell worked for Campbell Soup Company (NYSE: CPB) in finance and operational roles of increasing responsibility and at Ernst & Young, LLP where she earned a CPA. Ms. Thorell serves on the Boards of Essa Pharm (Nasdaq: EPIX) and Vallon Pharmaceuticals (Nasdaq: VLON), serving as Chair of the Audit Committee at Vallon. Ms. Thorell earned a B.S. in Business from Lehigh University, magna cum laude.
Non-Employee Directors
Francesco De Rubertis, Ph.D., joined our board of directors in November 2020. Dr. De Rubertis is a co-founder and Partner at Medicxi since 2016. Prior to Medicxi, Dr. De Rubertis was a Partner at Index Ventures for 19 years, having joined the firm in 1998 to launch its life sciences practice. Dr. De Rubertis serves on the boards of a number of private biotechnology companies, including Rivus Pharmaceuticals, Inc., Synox Therapeutics Ltd and Levicept Ltd. Dr. De Rubertis’s prior investments include CellZome, GenMab (Copenhagen: GEN.CO), GenSight Biologics (Euronext: SIGHT), Micromet, Minerva Neurosciences (NASDAQ:NERV), Molecular Partners (Swiss:MOLN.SW), PanGenetics, Parallele Biosciences, Profibrix and Versartis (NASDAQ:VSAR). Dr. De Rubertis received a B.A. in Genetics and Microbiology from the University of Pavia (Italy) and a PhD in Molecular Biology from the University of Geneva (Switzerland) after which he became a postdoctoral scientist at the Whitehead Institute at M.I.T. He is a Chartered Financial Analyst and serves on the main board of the University of Geneva (Switzerland). We believe Dr. De Rubertis is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
Arjun Goyal, M.D., M.Phil, M.B.A., joined our board of directors in January 2021. Dr. Goyal is a Co-Founder and Managing Director of Vida Ventures, a life sciences investment firm that he co-founded in 2017. Dr. Goyal serves as a director on the boards of Scorpion Therapeutics, Quanta Therapeutics, Inc., Affini-T Therapeutics, Inc., and Alterome Therapeutics, Inc. and has played key roles in Vida Venture’s investments in Homology Medicines (NASDAQ:FIXX), Pionyr Immunotherapeutics (acquired by Gilead Sciences, Inc.), Peloton Therapeutics (acquired by Merck & Co.) and Asklepios Bio (acquired by Bayer AG). Before Vida Ventures, Arjun was an associate and a senior associate at 5AM Ventures from 2014 to 2017. Dr. Goyal received his B.S. in Medical Science, Diploma in French and his M.D. degree from the Universities of Melbourne and Oxford. He completed his postgraduate clinical training in Internal Medicine in Sydney.

He received his M.Phil. in Bioscience Enterprise from University of Cambridge and his M.B.A. from Harvard Business School. We believe Dr. Goyal is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
Aaron Kantoff joined our board of directors in January 2021. Mr. Kantoff is currently General Partner at Petrichor Scion. Before joining Petrichor Scion, Mr. Kantoff was a Venture Partner at Medicxi, a position he held from May 2020 to 2021. Prior to joining Medicxi, from 2011-2020, Aaron was a partner at Apple Tree Partners (ATP), a NYC-based life science venture capital firm managing approximately $2 billion in assets. While at ATP, Mr. Kantoff served on the boards of several portfolio companies, including Akero Therapeutics (NASDAQ: AKRO), Corvidia Therapeutics (acquired by Novo Nordisk) and Syntimmune (acquired by Alexion). Prior to joining ATP, Mr. Kantoff held roles in private equity and investment banking. In addition to his role on our board of directors, he currently serves on the boards of two private biotech companies for which he was a founding board member, RayzeBio, Inc. and Ceptur Therapeutics, Inc.. Mr. Kantoff received a B.S. in Finance and International Business from New York University’s Stern’s School of Business. We believe Mr. Kantoff is qualified to serve on our board of directors because of his experience as a seasoned investor and operator in the industry in which we operate.
Brett Zbar, M.D., joined our board of directors in January 2021. Dr. Zbar currently serves as Managing Director and Global Head of Life Sciences at General Atlantic, a global growth equity firm. Before joining General Atlantic in 2020, from 2015 to 2020, Dr. Zbar was a Managing Director at Foresite Capital, where he focused on backing healthcare entrepreneurs and companies at all stages. While at Foresite, Dr. Zbar served as a board member or observer at multiple companies including ConnectiveRx, Kinnate Biopharma Inc., ORIC Pharmaceuticals, Inc., Peloton Therapeutics, Inc., Pharvaris GmbH, Replimune, Signant Health, Turning Point Therapeutics, Inc., and VenatoRx Pharmaceuticals, Inc.. Prior to that, Dr. Zbar was a Partner at Aisling Capital, where from 2004 to 2014 he invested in life sciences companies developing and commercializing innovative products, services and technologies. Dr. Zbar began his career in McKinsey & Company’s Pharmaceuticals and Medical Products practice and completed his internship in internal medicine on the Osler Medical Service at Johns Hopkins Hospital. Dr. Zbar received his M.D. from Harvard Medical School and holds a B.A. in English and Molecular Biophysics & Biochemistry from Yale University. We believe Dr. Zbar is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
Mary Lynne Hedley, Ph.D., joined our board of directors in February 2021. Dr. Hedley also serves as a Senior Fellow and strategic advisor to the Broad Institute. Dr. Hedley previously served as Director, President and Chief Operating Officer of TESARO, a biotechnology company she also co-founded, from 2010 until 2020. Prior to its acquisition by Glaxo Smith Kline (GSK), TESARO had secured $2 billion of funding from venture and public investors, grew to approximately 900 employees in the US and Europe and had received multiple drug approvals from FDA and European regulatory authorities. TESARO was recognized as a Fierce 15 Company, had a pipeline of medicine candidates in early and late stage development and with the commercial launch of the medicines Zejula, changed the treatment paradigm for women diagnosed with ovarian cancer. Prior to founding TESARO, Mary Lynne was Executive Vice President and Chief Scientific Officer of Abraxis Bioscience, responsible for R&D, Operations, Medical Affairs and Business Development. Prior to joining Abraxis, she served as Executive Vice President of the Japanese Pharmaceutical company Eisai Inc, a role she assumed following the acquisition in January 2008, of MGI PHARMA by Eisai for $3.9 Billion. Dr. Hedley received a B.S. in Microbiology from Purdue University in 1983 and a Ph.D. in Immunology from UT Southwestern, Dallas in 1988. We believe Dr. Hedley is qualified to serve on our board of directors because of her executive and industry experience.
Samarth Kulkarni, Ph.D., joined our board of directors in February 2021. Dr. Kulkarni has served as Chief Executive Officer of CRISPR Therapeutics AG (NASDAQ: CRSP) since December 1, 2017 and as a member of its Board of Directors since June 2018. Previous to that, Dr. Kulkarni served as President and Chief Business Officer of CRISPR Therapeutics AG from May 2017 to November 30, 2017 and, before that, as its Chief Business Officer from August 2015. Prior to joining CRISPR Therapeutics AG, Dr. Kulkarni was at McKinsey & Company from 2006 to July 2015, with various titles, his most recent being Partner within the Pharmaceuticals and Biotechnology practice. Dr. Kulkarni has also served as a member of the board of directors of Black Diamond Therapeutics, Inc., an oncology company, since December 2019. Dr. Kulkarni received a Ph.D. in Bioengineering and Nanotechnology from the University of Washington and a B. Tech. from the Indian Institute of Technology. Dr. Kulkarni has authored several publications in leading scientific and business journals. We believe Dr. Kulkarni’s experience in the pharmaceutical industry qualifies him to serve on our Board of Directors.
Carol Stuckley, M.B.A. joined our board of directors in May 2021. Ms. Stuckley has served on the board of Epizyme, Inc., a US biopharmaceutical company traded on NASDAQ since November 2021. From June 2017 until August 2021, Ms. Stuckley served on the board of directors of Ipsen S.A., a French pharmaceutical company traded on the Euronext (Paris)

exchange. From June 2015 to July 2019, Ms. Stuckley served as Chief Financial Officer and Senior Vice President at Healthcare Payment Specialists, LLC acquired by TransUnion in 2018. Ms. Stuckley’s previously roles include Vice President, Finance North America of Galderama Laboratories, L.P., and during her close to 23-year career at Pfizer, Inc., Vice President, Assistant Treasurer and Corporate Officer. Ms. Stuckley earned a M.A. in economics in 1980 and a M.B.A in International Business and Finance in 1979 from the Fox Business School at Temple University. Ms. Stuckley also earned a B.A. in economics and French from the University of Delaware in 1977. We believe Ms. Stuckley’s executive leadership experience and board member experience in an international pharmaceutical company, as well as her financial and accounting expertise and knowledge of the pharmaceutical industry and other industries, provide her with the qualifications and skills to serve as a director of our company.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at https://investors.centessa.com/corporate-governance/documents-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
No Change in Nominating Procedure
There were no changes made during 2021 to the procedure by which our shareholders may recommend nominees to our board.
Audit Committee
Arjun Goyal, M.D., M.Phil., M.B.A., Carol Stuckley, M.B.A., and Mary Lynne Hedley, Ph.D. will serve on the audit committee, which is chaired by Carol Stuckley, M.B.A. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable rules of Nasdaq. Our board of directors has designated Carol Stuckley, M.B.A. as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•recommending for appointment, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the external audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements and the internal audit plan, if applicable;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by the SEC rules to be included in our annual proxy statement;
•reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and
•reviewing earnings releases.

Item 11. Executive Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to our Chief Executive Officer and our two next most highly compensated executive officers, each of whom earned more than $100,000 during the fiscal year ended December 31, 2021, and was serving as an executive officer as of such date. Centessa Pharmaceuticals plc was newly-formed as a holding company and did not have any operations in 2020, as a result we did not have any named executive officers in 2020 and we do not have compensation information to include in the table below for the fiscal year ended December 31, 2020. Our named executive officers, or the NEOs for 2021 who appear in the Summary Compensation Table are:
•Saurabh Saha, our Chief Executive Officer;
•Gregory Weinhoff, our Chief Financial Officer; and
•Antoine Yver, our Executive Vice President and Chairman of Development.
2021 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (6)	Non-Equity Plan Compensation ($)	All Other Compensation ($) (7)	Total ($)
Saurabh Saha, M.D., Ph.D. (1) Chief Executive Officer	2021	572,581	414,630	—	15,081,376	—	—	16,068,587
	2020	—	—	—	—	—	—	—
Gregory Weinhoff, M.D., M.B.A (2) Chief Financial Officer	2021	375,000	150,904	—	3,506,104	—	11,600	4,043,608
	2020	—	—	—	—	—	—	—
Antoine Yver, M.D., M.Sc. (3) Executive Vice President and Chairman of Development	2021	312,500	125,479	16,677,940	—	—	11,600	17,127,519
	2020	—	—	—	—	—	—	—
(1)Dr. Saha commenced employment with us on January 18, 2021. His annual base salary for 2021 was $600,000.
(2)Dr. Weinhoff commenced employment with us on March 1, 2021. His annual base salary for 2021 was $450,000.
(3)Dr. Yver commenced employment with us on May 17, 2021. His annual base salary for 2021 was $500,000.
(4)The amounts reported represent discretionary bonuses earned by our named executive officers during the fiscal year ended December 31, 2021 based upon their achievement of goals as determined by the Compensation Committee. Dr. Saha’s bonus also includes a one-time signing bonus of $100,000 paid pursuant to the terms of his employment agreement.
(5)The amount reported represent the aggregate grant date fair value of the restricted stock awards granted to Dr. Yver during the applicable fiscal year, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the restricted stock award reported in this column are set forth in note 9 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officer upon the vesting of the awards or any sale of the underlying shares of common stock.
(6)The amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 9 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the awards or any sale of the underlying shares of common stock.
(7)The amounts reported represents the Company’s portion of the executive’s 401(k) plan account contributions.

Narrative to 2021 Summary Compensation Table
Base Salaries
The annual base salaries for Dr. Saha, Dr. Weinhoff and Dr. Yver for the year ended December 31, 2021 were $600,000, $450,000 and $500,000, respectively. Dr. Saha, Dr. Weinhoff and Dr. Yver commenced employment with the Company on January 18, 2021, March 1, 2021 and May 17, 2021, respectively, and their annual base salaries were pro-rated accordingly for the 2021 fiscal year. Additionally, our Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments (or, in the case of our Chief Executive Officer, may recommend adjustments for approval by the Board of Directors) as it determines to be reasonable and necessary to reflect the scope of the executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions, including base salary amounts relative to similarly situated executive officers at peer group companies.
Bonuses
In June 2021, the Board of Directors adopted the Company’s Senior Executive Cash Incentive Bonus Plan (the “Incentive Plan”), which applies to certain key executives, including the named executive officers, that are selected by the Compensation Committee. The Incentive Plan provides for bonus payments based upon the attainment of performance objectives established by the Compensation Committee and related to individual and financial and operational metrics with respect to the Company or any of its subsidiaries. In 2021, as the year of inception of Centessa’s operations, our board of directors considered certain goals in determining annual bonuses, including: establishment of high performance teams, infrastructure and corporate governance framework; successful completion of an initial public offering to finance operations, and advancement of individual program development goals. The cash bonuses for each named executive officer was prorated for the fiscal year 2021 based on the number of days he was employed during the fiscal year. For the fiscal year ended December 31, 2021, the target annual bonuses for Dr. Saha, Dr. Weinhoff and Dr. Yver were 55%, 40% and 40%, respectively, of the applicable named executive officer’s annual base salary, prorated, as applicable, based on their commencement date.
For the fiscal year ended December 31, 2021, the Compensation Committee, at their discretion, determined that bonuses would be paid at 100% of prorated target based on NEOs’ performance and achievement of objectives.
In connection with the commencement of his employment with us, Dr. Saha received a one-time signing bonus of $100,000.
Equity Compensation
We have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. Prior to our initial public offering in June 2021, we also granted certain employees shares of restricted stock. Since June 2021, our equity award grant policy also contemplates the grant of stock options to existing employees, including our named executive officers, in connection with annual performance grants. During the fiscal year ended December 31, 2021, we granted restricted stock awards to Dr. Yver and a stock option award to Dr. Saha and Dr. Weinhoff, as described in more detail in the “Outstanding Equity Awards at Fiscal 2021 Year-End” table.
Perquisites or Personal Benefits
Perquisites or other personal benefits are not a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our named executive officers.
401(k) Plan
We maintain a tax-qualified retirement plan (the 401(k) Plan) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide matching contributions under the 401(k) Plan up to the IRS limits. In 2021, we provided a matching contribution of 4% of compensation to plan participants. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.
Executive Employment Arrangements
We have entered into an offer letter with each of the named executive officers in connection with the commencement of their employment with us, which set forth the terms and conditions of their employment. Each named executive officer has also entered into our standard proprietary information and inventions agreement.
Saurabh Saha. On November 19, 2020 (as amended on December 2, 2020), we entered into an offer letter with Dr. Saha, or the Saha Offer Letter, our Chief Executive Officer, pursuant to which Dr. Saha was entitled to a base salary of $600,000 and eligible to earn a target annual bonus of forty-five percent (45%) of his base salary (prorated for 2021 only). Following a review by the Compensation Committee ahead of the Company’s IPO, and in accordance with the recommendations made by compensation advisors appointed by the Compensation Committee, the Compensation Committee retroactively increased Dr. Saha’s target 2021 annual bonus to fifty-five percent (55%) of his base salary. The Saha Offer Letter also provided Dr. Saha with a one-time sign-on bonus of $100,000. He is also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Saha Offer Letter) and provided Dr. Saha has remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his time-based vesting equity grants will immediately vest.
Pursuant to the Saha Offer Letter, in the event Dr. Saha’s employment was terminated by us without cause or Dr. Saha resigned for good reason, each a Qualifying Termination, subject to the execution and effectiveness of a general release of claims, he would be entitled to receive (i) 12 months of base salary, (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment, and (iii) if such Qualifying Termination occurs within the fifteen-month period following his start date, or the Initial Service Period, the unvested portion of the Saha Equity as of the date of such Qualifying Termination Award that would have vested had he been in continuous service through the last day of the Initial Service Period would immediately vest.
On March 29, 2022, we entered into an employment agreement with Dr. Saha (the “Saha Employment Agreement”) to amend and restate the Saha Offer Letter, effective March 30, 2022, pursuant to which Dr. Saha is entitled to a base salary of $621,000 and eligible to earn a target annual bonus of fifty-five percent (55%) of his base salary. The Saha Employment Agreement provides that if we terminate Dr. Saha’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) other than for cause, death or disability, Dr. Saha will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Saha Employment Agreement provides that if Dr. Saha’s employment is terminated by us other than for cause, death or disability or by Dr. Saha with good reason within the one year period following a sale event, Dr. Saha will receive the following: (i) a lump sum payment equal to the sum of (A) 18 months of his base salary and (B) 150% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 18-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Saha Employment Agreement provides that if any payments or benefits received by Dr. Saha or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Gregory Weinhoff. On February 27, 2021, we entered into an offer letter with Dr. Weinhoff, or the Weinhoff Offer Letter, our Chief Financial Officer, pursuant to which Dr. Weinhoff was entitled to a base salary of $450,000 and eligible to earn a target annual bonus of forty percent (40%) of his base salary (prorated for 2021 only). He is also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Weinhoff Offer Letter) and provided Dr. Weinhoff had remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his equity grants would immediately vest.
Pursuant to the Weinhoff Offer Letter, in the event Dr. Weinhoff’s employment was terminated by us without cause or Dr. Weinhoff resigned for good reason, each a Qualifying Termination, subject to the execution and effectiveness of a general release of claims, he would be entitled to receive (i) 12 months of base salary, and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment.
On March 29, 2022, we entered into an employment agreement with Dr. Weinhoff (the “Weinhoff Employment Agreement”) to amend and restate the Weinhoff Offer Letter, effective March 30, 2022, pursuant to which Dr. Weinhoff is entitled to a base salary of $465,750 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Weinhoff Employment Agreement provides that if we terminate Dr. Weinhoff’s employment outside of the one year period following a sale event other than for cause, death or disability, Dr. Weinhoff will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Weinhoff Employment Agreement provides that if Dr. Weinhoff’s employment is terminated by us other than for cause, death or disability or by Dr. Weinhoff with good reason within the one year period following a sale event, Dr. Weinhoff will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Weinhoff Employment Agreement provides that if any payments or benefits received by Dr. Weinhoff or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Antoine Yver M.D., M.Sc. On April 16, 2021, we entered into an offer letter with Dr. Yver, or the Yver Offer Letter, our Executive Vice President and Chairman of Development and previously, our Chief Medical Officer, pursuant to which Dr. Yver was entitled to a base salary of $500,000 and eligible to earn a target annual bonus of forty percent (40%) of his base salary (prorated for 2021 only). He was also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Yver Offer Letter) and provided Dr. Yver has remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his equity grants would immediately vest. In addition, subject to Dr. Yver remaining an employee of the Company for a minimum period of five (5) years from his start date, upon his retirement after such period, he would be entitled to retain any and all options granted to him and such options would continue to vest over the remaining vesting period; provided Dr. Yver (i) continues to be an advisor to the Company, the CEO and to the board of directors during such period, (ii) complies with the terms of his restrictive covenants, and (ii) does not undertake any engagement with any entity that is a competitor to the business of the Company and its affiliates until the end of such vesting period (the “Vesting of Equity Post-Retirement Provision”).
Pursuant to the Yver Offer Letter, in the event Dr. Yver’s employment is terminated by us without cause or Dr. Yver resigns for good reason, each a Qualifying Termination, subject to the execution and effectiveness of a general release of claims, he will be entitled to receive (i) 12 months of base salary, and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. On March 30, 2022, we entered into an employment agreement with Dr. Yver (the “Yver Employment Agreement”) to amend and restate the Yver Offer Letter, effective March 30, 2022, pursuant to which Dr. Yver is entitled to a base salary of $517,500 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Yver Employment Agreement provides that if we terminate Dr. Yver’s employment outside of the one year period following a sale event other than for cause, death or disability, Dr. Yver will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C)

the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Yver Employment Agreement provides that if Dr. Yver’s employment is terminated by us other than for cause, death or disability or by Dr. Yver with good reason within the one year period following a sale event, Dr. Yver will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment.. The Yver Employment Agreement also contains the same Vesting of Equity Post-Retirement Provision as his prior offer letter. In addition, the Yver Employment Agreement provides that if any payments or benefits received by Dr. Yver or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Executive Severance Plan
For the portion of 2021 prior to June 2021, our executives had the severance protection described above in their employment agreements that were in effect at such time. In June 2021, our board of directors adopted an Executive Severance Plan, or the Severance Plan, in which our named executive officers, and certain other executives, participated. The benefits provided in the Severance Plan replaced any severance for which our named executive officers may have been eligible under their existing offer letters or other agreements or arrangements entered into prior to June 2021. The severance terms outlined in the employment agreements entered into with Dr. Saha, Dr. Weinhoff and Dr. Yver in March 2022, however, supersede the terms outlined in the Severance Plan for these named executive officers as of the effective date of such employment agreements (as further described above).
The Severance Plan provides that upon a termination by us for any reason other than for “cause,” as defined in the Severance Plan, death or “disability,” as defined in the Severance Plan, or resignation for “good reason”, as defined in the Severance Plan, in each case outside of the change in control period (i.e., the period of one year after a “change in control,” as defined in the Severance Plan), an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (i) 12 months of “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for our Chief Executive Officer, 9 months for Tier 2 officers (which is determined by the plan administrator and includes the named executive officers other than the Chief Executive Officer) and 6 months for Tier 3 officers (which is determined by the plan administrator) and (ii) an amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the named executive officer if he had remained employed by us for up to 12 months for our Chief Executive Officer, 9 months for Tier 2 officers and 6 months for Tier 3 officers. The payments under (i) and (ii) will be paid in substantially equal installments in accordance with our payroll practice over 12 months for our Chief Executive Officer, 9 months for Tier 2 officers and 6 months for Tier 3 officers.
The Severance Plan also provides that upon a (A) termination by us other than for cause, death or disability or (B) resignation for good reason, in each case within the change in control period, an eligible participant will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (I) a lump sum amount equal to 150% of the base salary and 150% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) for our Chief Executive Officer, 100% of the base salary and 100% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) for our Tier 2 officers and 75% of the base salary for our Tier 3 officers, (II) a lump sum amount equal to the eligible participant’s annual target bonus in effect immediately prior to such termination, pro-rated for the number of days of service provided by the participant during the year of the termination, (III) a lump sum amount equal to the monthly employer contribution, based on the premiums as of the date of termination, that we would have made to provide health insurance for the participant if the applicable named executive officer had remained employed by us for 18 months for our Chief Executive Officer, 12 months for our Tier 2 officers and 9 months for our Tier 3 officers, and (IV) for all outstanding and unvested equity awards of the Company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement.

The payments and benefits provided under the Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the participant.
Compensation Risk Assessment
We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2021. The market value of the shares in the following table is the fair value of such shares at December 31, 2021.

	Option Awards (1)							Stock Awards (1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Saurabh Saha, M.D., Ph.D. Chief Executive Officer	1/18/2021	—	4,169,485	(3)	—	$5.84	02/19/2031	—		—
Gregory Weinhoff, M.D., M.B.A Chief Financial Officer	3/1/2021	—	958,981	(3)	—	$5.84	03/04/2031	—		—
Antoine Yver, M.D., M.Sc., Executive Vice President and Chairman of Development	N/A	—	—		—	—	—	833,897	(4)	9,389,680

(1)Each equity award was granted under the Company’s 2021 Stock Option and Grant Plan, or the 2021 Plan.
(2)Represents the fair market value of shares as of December 31, 2021 based upon the closing market price of our common stock on December 31, 2021, the last trading day of 2021, of $11.26 per share.
(3)The shares underlying these options vest as follows: 25% on the one year anniversary of the vesting commencement date, and the remaining 75% vest in 36 equal monthly installments on the first day of each month thereafter, in each case subject to the applicable named executive officer’s continued service through the applicable vesting date. In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’. A portion of the shares underlying options held by Dr. Weinhoff are held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust.
(4)The restricted shares vest as follows: 25% vest on May 17, 2022, 75% vest in equal monthly installments beginning on June 1, 2022 with the final installment vesting on May 1, 2025, in each case subject to the continued service through the applicable vesting date. In addition, the shares are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.
Compensation of Directors
The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2021. Dr. De Rubertis, who is our Chairman of the Board, waived his non-employee director compensation. Dr. Saha, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Dr. Saha, as a named executive officer of the Company, is presented in the “2021 Summary Compensation Table” in the “Executive Compensation” section above. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or non-equity awards to or reimburse any expenses of, any of our non-employee directors in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Francesco De Rubertis, Ph.D. (2)	—	—	—	—	—
Arjun Goyal, M.D., M.Phil, M.B.A. (3)	35,227	—	898,810	—	934,037
Aaron Kantoff (4)	32,163	—	857,921	—	890,084
Brett Zbar, M.D. (5)	33,695	—	898,810	—	932,505
Mary Lynne Hedley, Ph.D. (6)	46,267	—	754,068	—	800,335
Samarth Kulkarni, Ph.D. (7)	46,703	—	754,068	—	800,771
Robert Califf, M.D. (8)	43,889	—	754,068	—	797,957
Carol Stuckley, M.B.A. (9)	37,720	—	1,260,285	—	1,298,005
(1)The amounts reported represent the aggregate grant date fair value of the stock options granted to our non-employee directors during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 9 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our non-employee directors upon the exercise of the awards or any sale of the underlying shares of common stock.
(2)Dr. De Rubertis waived his entitlement to receive equity awards in 2021.
(3)Mr. Goyal joined our board in January 2021. As of December 31, 2021, Mr. Goyal held options to purchase 64,570 shares of our common stock.
(4)Mr. Kantoff joined our board in January 2021. As of December 31, 2021, Mr. Kantoff held options to purchase 200,000 shares of our common stock.
(5)Dr. Zbar joined our board in January 2021. As of December 31, 2021, Dr. Zbar held options to purchase 64,570 shares of our common stock.
(6)Dr. Hedley joined our board in February 2021. As of December 31, 2021, Dr. Hedley held options to purchase 208,474 shares of our common stock.
(7)Dr. Kulkarni joined our board in February 2021. As of December 31, 2021, Dr. Kulkarni held options to purchase 208,474 shares of our common stock.
(8)Dr. Califf joined our board in February 2021. As of December 31, 2021, Dr. Califf held options to purchase 208,474 shares of our common stock.
(9)Ms. Stuckley joined our board in May 2021. As of December 31, 2021, Ms. Stuckley held options to purchase 208,474 shares of our common stock.
Non-Employee Director Compensation Policy
In connection with our initial public offering, our board of directors adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash compensation from and after the completion of our initial public offering, as set forth below:

Annual Retainer
Board of Directors:
Members	$40,000
Additional retainer for non-executive chair	$30,000
Audit Committee:
Members (other than chair)	$10,000
Retainer for chair	$20,000
Compensation Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000
In addition, the non-employee director compensation policy provides that, upon initial election to our board of directors, each non-employee director will be granted an option to purchase such number of ordinary shares equal to $900,000 in fair value on the date of grant using a Black-Scholes option pricing model, or the Initial Grant. The Initial Grant will vest in 36 equal monthly installments over three years from the grant date, subject to continued service as a director through the applicable vesting date. Furthermore, on the date of each annual meeting of shareholders following the completion of our initial public offering, each non-employee director who continues as a non-employee director following such meeting will be granted an option to purchase such number of ordinary shares equal to $523,000 in fair value on the date of grant using a Black-Scholes option pricing model, or the Annual Grant. The Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of shareholders, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of the company.
The grant date fair value of all equity awards and all other cash compensation paid by us to any non-employee director in any calendar year for services as a non-employee director shall not exceed $1,000,000 in the first year and $750,000 each year thereafter.
We will reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the board of directors and committees thereof.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 13, 2022 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding ordinary shares.
The column entitled “Shares Beneficially Owned” is based on a total of 94,021,968 shares of our common stock outstanding as of April 13, 2022.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 13, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Centessa Pharmaceuticals plc, 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom, WA14 2DT.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% or Greater Stockholders:
Entities affiliated with Medicxi (1)	19,963,157	21.23%
Entities affiliated with Index Ventures (2)	9,961,789	10.60%
Entities affiliated with General Atlantic (3)	9,681,818	10.30%
Entities affiliated with Janus Henderson plc (4)	5,743,397	6.11%
Named Directors and Executive Officers:
Francesco De Rubertis, Ph.D.	—	—%
Arjun Goyal, M.D., M.Phil, M.B.A. (5)	3,951,549	4.20%
Aaron Kantoff (6)	176,667	0.19%
Mary Lynne Hedley, Ph.D. (7)	69,491	0.07%
Samarth Kulkarni, Ph.D. (8)	69,491	0.07%
Carol Stuckley, M.B.A. (9)	56,462	0.06%
Brett Zbar, M.D. (10)	19,731	0.02%
Robert Califf, M.D. (11)	—	—%
Saurabh Saha, M.D., Ph.D. (12)	1,567,193	1.64%
David J. Grainger, Ph.D. (13)	881,881	0.94%
Gregory Weinhoff, M.D., M.B.A. (14)	328,848	0.35%
Antoine Yver, M.D., M.Sc. (15)	242,511	0.26%
Marella Thorell (16)	233,825	0.25%
Iqbal Hussain (17)	221,943	0.24%
David Chao, Ph.D. (18)	189,919	0.20%
Thomas Templeman, Ph.D. (19)	147,422	0.16%
Tia Bush (20)	155,172	0.16%
Javad Shahid, MD, MSc	—	—%
All directors and executive officers as a group (18 persons)	8,312,105	8.84%
* Represents beneficial ownership of less than one percent.

(1)Consists of (a) 4,398,519 ordinary shares held by Medicxi Ventures I LP, a Jersey limited partnership (“Medicxi Ventures I”), (b) 100,731 ordinary shares held by Medicxi Co-Invest I LP, a Jersey limited partnership (“Medicxi Co-Invest I”), (c) 3,936,970 ordinary shares held by Medicxi Growth I LP, a Jersey limited partnership (“Medicxi Growth I”), (d) 93,526 ordinary shares held by Medicxi Growth Co-Invest I LP, a Jersey limited partnership (“Medicxi Growth Co-Invest I”), (e) 11,197,303 ordinary shares held by Medicxi Secondary I LP, a Jersey limited partnership (“Medicxi Secondary I”), and (f) 236,108 shares held by Medicxi Secondary Co-Invest I LP, a Jersey limited partnership (“Medicxi Secondary Co-Invest I” and, together with Medicxi Ventures I, Medicxi Co-Invest I, Medicxi Growth I, Medicxi Growth Co-Invest I, Medicxi Secondary I and Medicxi Secondary Co-Invest I, the “Medicxi Funds”). Medicxi Ventures I GP Limited, a Jersey limited liability company (“MVI GP”), is the sole managing general partner of Medicxi Ventures I and Medicxi Co-Invest I, and Medicxi Ventures Management (Jersey) Limited, a Jersey limited liability company (“Medicxi Manager”), is the sole manager of Medicxi Ventures I and Medicxi Co-Invest I. MVI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Ventures I and Medicxi Co-Invest I. Medicxi Growth I GP Limited, a Jersey limited liability company (“MGI GP”), is the sole managing general partner of Medicxi Growth I and Medicxi Growth Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Growth I and Medicxi Growth Co-Invest I. MGI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Growth I and Medicxi Growth Co-Invest I. Medicxi Secondary I GP Limited, a Jersey limited liability company (“MSI GP”), is the sole managing general partner of Medicxi Secondary I and Medicxi Secondary Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Secondary I and Medicxi Secondary Co-Invest I. MSI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Secondary I and Medicxi Secondary Co-Invest I. Francois Chesnay, Andrew Wignall, Richard Lee, Giles Johnstone-Scott, Francesco De Rubertis, Ph.D., a member of our board of directors, and Andrew Jeanne are members of the board of directors of the Medicxi Manager, and investment and voting decisions with respect to the shares held by the Medicxi Funds are made by such directors collectively. Medicxi Ventures (UK) LLP and Medicxi Ventures (Jersey) Limited act as sub-advisers to Index Ventures Life VI (Jersey) Limited, which acts as the adviser to Index Ventures Life VI (Jersey)

LP, and as such the Medicxi Funds, Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP may be deemed to be members of a “group” as defined in Rule 13d-5 of the Exchange Act (see note (1) below). The share ownership reported by the Medicxi Funds does not include any shares beneficially owned by Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP, and each of the Medicxi Funds and their affiliates disclaim beneficial ownership of the securities beneficially owned by Index Ventures Life VI (Jersey) LP, Yucca (Jersey) SLP and their affiliates. The address of the principal business office of each of the Medicxi Funds is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.
(2)Consists of (i) 9,812,368 ordinary shares held by Index Ventures Life VI (Jersey) LP, a Jersey limited partnership (“Index Ventures Life VI”), and (ii) 149,421 ordinary shares held by Yucca (Jersey) SLP, a Jersey separate limited partnership (“Yucca”). Index Venture Life Associates VI Limited, a Jersey limited liability company (“Index Venture Life VI GP”), is the managing general partner of Index Ventures Life VI. Yucca administers the Index Ventures Life VI co-investment vehicle that is contractually required to mirror the investment in the shares by Index Ventures Life VI. Index Venture Life VI GP may be deemed to have voting and dispositive power over the shares held by Index Ventures Life VI and Yucca. David Hall, Phil Balderson, Brendan Boyle and David Middleton are members of the board of directors of Index Venture Life VI GP, and investment and voting decisions with respect to the shares held by Index Ventures Life VI are made by such directors collectively and investment and voting decisions with respect to the shares held by Yucca are deemed to be made by such directors collectively. Medicxi Ventures (UK) LLP and Medicxi Ventures (Jersey) Limited act as sub-advisers to Index Ventures Life VI (Jersey) Limited, which acts as the adviser to Index Ventures Life VI, and as such the Medicxi Funds, Index Ventures Life VI and Yucca may be deemed to be members of a “group” as defined in Rule 13d-5 of the Exchange Act (see note (2) above). The share ownership reported by Index Ventures Life VI and Yucca does not include any shares beneficially owned by the Medicxi Funds, and each of Index Ventures Life VI and Yucca and their affiliates disclaim beneficial ownership of the securities beneficially owned by the Medicxi Funds and their affiliates. The address of the principal business office of Index Ventures Life VI is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG. The address of the principal business office of Yucca is c/o EFG Fund Administration Limited, 5th Floor, 44 Esplanade, St Helier, Jersey, JE1 3FG.
(3)Represents 9,681,818 ordinary shares held by General Atlantic UM B.V. (“GA UM”). GA UM is a wholly owned subsidiary of General Atlantic Coöperatief U.A. (“GA Coop UA”). The members that share beneficial ownership of the shares held by GA UM through GA Coop UA are the following General Atlantic investment funds (the “GA Funds”): General Atlantic Partners (Bermuda) IV, L.P. (“GAP Bermuda IV”), General Atlantic Partners (Bermuda) EU, L.P. (“GAP Bermuda EU”), General Atlantic Partners (Lux), SCSp (“GAP Lux”) and General Atlantic Cooperatief, L.P. (“GA Coop LP”). The general partner of GAP Lux is General Atlantic GenPar (Lux) SCSp (“GA GenPar Lux”) and the general partner of GA GenPar Lux is General Atlantic (Lux) S.à r.l. (“GA Sarl”). The general partner of GAP Bermuda IV and GAP Bermuda EU and the sole shareholder of GA Sarl is General Atlantic GenPar (Bermuda), L.P. (“GenPar Bermuda”). GAP (Bermuda) Limited (“GAP (Bermuda)”) is the general partner of GenPar Bermuda and GA Coop LP. There are nine members of the Management Committee of GAP (Bermuda) (the “GA Management Committee”). The GA Management Committee includes William E. Ford, Gabriel Caillaux, Andrew Crawford, Martín Escobari, Anton J. Levy, Sandeep Naik, E. Graves Tompkins, N. Robbert Vorhoff and Chi Eric Zhang. GA UM, GA Coop UA, GA GenPar Lux, GA Sarl, GenPar Bermuda, GAP (Bermuda), and the GA Funds (collectively, the “GA Group”) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. The mailing address of GA Coop LP, GAP Bermuda IV, GAP Bermuda EU, GenPar Bermuda, and GAP (Bermuda) is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The mailing address of GA Coop UA and GA UM is Raamplein 1, 1016 XK, Amsterdam, The Netherlands. The mailing address of GAP Lux, GA GenPar Lux and GA Sarl is Luxembourg is 412F, Route d’Esch, L-2086 Luxembourg. Each of the members of the GA Management Committee disclaims ownership of the shares except to the extent that he has a pecuniary interest therein.
(4)Janus Henderson plc has an indirect 97% ownership stake in Intech Investment Management LLC ("Intech") and a 100% ownership stake in Janus Henderson Investors U.S. LLC ("JHIUS"), Henderson Global Investors Limited ("HGIL") and Janus Henderson Investors Australia Institutional Funds Management Limited ("JHIAIFML"), (each an "Asset Manager" and collectively as the "Asset Managers"). Due to the above ownership structure, holdings for the Asset Managers are aggregated for purposes of this filing. Each Asset Manager is an investment adviser registered or authorized in its relevant jurisdiction and each furnishing investment advice to various fund, individual and/or institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, JHIUS may be deemed to be the beneficial owner of 5,743,397 ADSs held by such Managed Portfolios. However, JHIUS does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of the principal business office of Janus Henderson Group plc, 201 Bishopsgate EC2M 3AE, United Kingdom.
(5)Consists of (i) 3,825,659 ordinary shares held by Vida Ventures II, LLC (“Vida II Main Fund”), (ii) 106,159 ordinary shares held by Vida Ventures II-A, LLC (“Vida II Parallel Fund”, and together with the Vida II Main Fund, “Vida II”) and (iii) 19,731 ordinary shares underlying options directly held by Dr. Goyal. VV Manager II, LLC (“VV Manager II”) is the manager of Vida II. Arie Belldegrun, Fred Cohen, and Leonard Potter are the members of the management committee of VV Manager II (the “Management Committee”) and Arie Belldegrun, Fred Cohen, Stefan Vitorovic, Arjun Goyal, Helen Kim, Rajul Jain, and Joshua Kazam are the members of the investment committee of VV Manager II (the “Investment Committee”). Each of the Management Committee, the Investment Committee and the respective members thereof may be deemed to share voting and dispositive power over the shares held by Vida II. VV Manager II, the Management Committee, the Investment Committee and each member of each of the Management Committee and Investment Committee disclaims beneficial ownership over the securities held of record by Vida II. The address of all entities affiliated with Vida is 40 Broad Street, Suite 201, Boston, MA 02109.

(6)Consists of (i) 60,000 ordinary shares held by Mr. Kantoff, and (ii) 116,667 ordinary shares underlying options directly held by Mr. Kantoff exercisable within 60 days of April 13, 2022.
(7)Consists of 69,491 ordinary shares underlying options directly held by Dr. Hedley exercisable within 60 days of April 13, 2022.
(8)Consists of 69,491 ordinary shares underlying options directly held by Dr. Kulkarni exercisable within 60 days of April 13, 2022.
(9)Consists of 56,462 ordinary shares underlying options directly held by Ms. Stuckley exercisable within 60 days of April 13, 2022.
(10)Consists of 19,731 ordinary shares underlying options directly held by Dr. Zbar exercisable within 60 days of April 13, 2022.
(11)Dr. Califf resigned from the board of directors on February 16, 2022 and holds no ordinary shares or options exercisable within 60 days of April 13, 2022.
(12)Consists of (i) 28,000 ordinary shares held by a trust, for which Dr. Saha and his spouse serve as trustees, and (ii) 1,539,193 ordinary shares underlying options directly held by Dr. Saha exercisable within 60 days of April 13, 2022.
(13)Consists of (i) 813,756 ordinary shares held by Dr. Grainger, (ii) 40,625 ordinary shares underlying options directly held by Dr. Grainger exercisable within 60 days of April 13, 2022, and (iii) 27,500 ordinary shares held by RxCelerate Limited of which Dr. Grainger is a member of the board of directors.
(14)Consists of (i) 10,000 ordinary shares held by Dr. Weinhoff, (ii) 218,954 ordinary shares underlying options directly held by Dr. Weinhoff exercisable within 60 days of April 13, 2022, and (iii) 99,894 ordinary shares underlying options held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust, exercisable within 60 days of April 13, 2022.
(15)Consists of (i) 225,847 of 833,897 outstanding ordinary shares subject to a right of repurchase by the Company held by Dr. Yver which may be vested within 60 days of April 13, 2022, and (ii) 16,664 ordinary shares underlying options directly held by Dr. Yver exercisable within 60 days of April 13, 2022.
(16)Consists of (i) 53,101 ordinary shares held by Ms. Thorell, and (ii) 180,724 ordinary shares underlying options directly held by Ms. Thorell exercisable within 60 days of April 13, 2022.
(17)Consists of (i) 8,500 ordinary shares held by Mr. Hussain's spouse, and (ii) 213,443 ordinary shares underlying options directly held by Mr. Hussain exercisable within 60 days of April 13, 2022.
(18)Consists of (i) 500 ordinary shares held by Dr. Chao, and (ii) 189,419 ordinary shares underlying options directly held by Dr. Chao exercisable within 60 days of April 13, 2022.
(19)Consists of (i) 250 ordinary shares held by Dr. Templeman, and (ii) 147,172 ordinary shares underlying options directly held by Dr. Templeman exercisable within 60 days of April 13, 2022.
(20)Consists of (i) 8,000 ordinary shares held by Ms. Bush's spouse, and (ii) 147,172 ordinary shares underlying options directly held by Ms. Bush exercisable within 60 days of April 13, 2022.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plans
The following table sets forth information as of December 31, 2021 regarding ordinary shares that may be issued under our equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	12,713,326 (2)	$8.07 (3)	7,809,243 (4)
Equity compensation plans not approved by security holders (5)	—	—	—
Total	12,713,326	$8.07	7,809,243
(1)Consists of our 2021 Stock Option and Incentive Plan (“2021 Plan”) and our 2021 Employee Share Purchase Plan (“ESPP”). The 2021 Plan provides that the number of ordinary shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by up to 5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares as determined by our board of directors. The ESPP provides that the number of ordinary shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 by a number of shares equal to the lesser of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) two times the initial number of shares reserved or (iii) such number of ordinary shares as determined by our board of directors.
(2)Includes 982,944 restricted share awards were not vested as of December 31, 2021 and stock options granted under the 2021 Plan.
(3)The weighted average exercise price is calculated solely on outstanding stock options.
(4)Consists of shares available for future issuance under the ESPP and the 2021 Plan. As of December 31, 2021, 860,000 shares were available for issuance under the ESPP and 6,949,243 shares were available for issuance under the 2021 Plan. Excludes 4,499,411 additional ordinary shares that were added to the number of shares that may be issued under the 2021 Plan pursuant to an automatic increase effective January 1, 2022.
(5)We do not have any equity plans that have not been approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation arrangements described below under the sections “Director Compensation” and “Executive Compensation” and the transactions described below, in the period from January 1, 2021 through the date of this Form 10-K/A, we were not a party to any transactions between us and certain “related persons”, which are generally considered to be our executive officers, directors, director nominees or 5% shareholders, or their immediate family members.
Within this section, we have calculated the dollar amounts using the historical exchange rate as of the closing date of each transaction. Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or holders of more than 5% of our share capital, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.
Initial Public Offering
On June 2, 2021, we completed our initial public offering and issued 16,500,000 ADSs at an offering price of $20.00 per share. On June 4, 2021, we issued an additional 2,475,000 ADSs, representing the full exercise by the underwriters of their option to purchase additional ADSs. Gross proceeds from the initial public offering totaled an aggregate of approximately $379.5 million. Morgan Stanley, Goldman Sachs & Co. LLC, Jefferies, and Evercore ISI

served as the underwriters of the initial public offering. The following table summarizes purchases of our ADSs by related persons in connection with our initial public offering:

STOCKHOLDER	ADSs	TOTAL PURCHASE PRICE
Entities affiliated with Medicixi (1)	600,000	$12,000,000
Entities affiliated with General Atlantic (2)	1,500,000	$30,000,000
Entities affiliated with Vida Ventures (3)	750,000	$15,000,000
Gregory Weinhoff	10,000	$200,000
Iqbal Hussain (4)	8,500	$170,000
Tia Bush (5)	3,000	$60,000
Marella Thorell	1,000	$20,000
David Chao	500	$10,000
Thomas Templeman	250	$5,000
(1)Consists of (i) 586,077 ADSs purchased by Medicxi Growth I LP, and (ii) 13,923 ADSs purchased by Medicxi Growth Co-Invest I LP. Medicxi is a holder of 5% or more of our outstanding voting securities.
(2)Consists of 1,500,000 ADSs purchased by General Atlantic UM B.V. General Atlantic is a holder of 5% or more of our outstanding voting securities.
(3)Consists of (i) 729,750 ADSs purchased by Vida Ventures II, LLC and (ii) 20,250 ADSs purchased by Vida Ventures II-A, LLC. VV Manager II, LLC ("VV Manager II") is the manager of Vida Ventures II-A, LLC and Vida Ventures II-A, LLC. Arjun Goyal, a member of our board of directors, is a member of the investment committee of VV Manager II.
(4)Consists of (i) 3,000 ADSs purchased by Iqbal Hussain and (ii) 5,500 ADSs purchased by Iqbal Hussain’s spouse.
(5)Consists of 3,000 ADSs purchased by Tia Bush’s spouse.

Master Services agreements with drug discovery companies affiliated with David Grainger
Certain Centessa subsidiaries have entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who was appointed as the Company’s Chief Innovation Officer in October 2021. These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company and the Centessa Predecessor Group (which consists of three subsidiaries: Z Factor Limited, LockBody Therapeutics Ltd and Morphogen-IX Limited) incurred research and development costs associated with these contracts as follows in the consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Centessa	Predecessor Group
	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Research and development	$7,148	$418	$2,946	$2,251
Master services agreements with The Cambridge Partnership Limited
In May and June 2018, the Group entered into Master Services agreements with The Cambridge Partnership Limited for accounting and administrative services. David Grainger is a director and shareholder of The Cambridge Partnership and was a director of Z Factor and Morphogen-IX until he resigned on January 29, 2021. The Company and the Centessa Predecessor Group incurred general and administrative costs associated with these contracts as follows in the consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Centessa	Predecessor Group
	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
General and administrative	$178	$17	$117	$94

Preferred Share Financings
Series A Preferred Share Financing
In January 2021, we consummated an offering of 22,272,721 shares of our Series A preferred shares at a subscription price of $11.00 per share for an aggregate amount of $245.0 million. In addition to the allotment of shares for cash, a further 568,181 Series A preferred shares were issued in satisfaction of the amount outstanding (being $5,000,000) under the convertible loan agreement entered into on December 29, 2020 at an effective subscription price of $8.80 per share. The following table summarizes subscriptions of our Series A Preferred Shares by related persons:

SHAREHOLDER	SERIES A PREFERRED SHARES	TOTAL SUBSCRIPTION PRICE
Entities affiliated with Medicxi (1)	1,931,818	$20,000,001
Entities affiliated with General Atlantic (2)	8,181,818	$90,000,000
Entities affiliated with Vida Ventures (3)	3,181,818	$35,000,000
(1)Medicxi is a holder of 5% or more of our outstanding voting securities.
(2)General Atlantic is a holder of 5% or more of our outstanding voting securities.
(3)Arjun Goyal, a member of our board of directors, is a member of the investment committee of Vida Ventures.
Transactions by Our Subsidiaries
Reorganization Transactions
Centessa Pharmaceuticals Limited was incorporated under the laws of England and Wales on October 26, 2020 as a private company with limited liability, under the name United Medicines Biopharma Limited, with nominal assets and liabilities for the purpose of acquiring 11 biotechnology companies as direct subsidiaries (together referred to as the “Centessa Subsidiaries”). The Centessa Subsidiaries were incorporated at various times within the period from 2013 to 2019, and had operated as independent companies. Pursuant to the terms of contribution agreements in respect of each Centessa Subsidiary dated December 31, 2020 in the case of PearlRiver Bio (as amended from time to time) and January 23, 2021 in the case of all other Centessa Subsidiaries (other than Palladio Biosciences), all shareholders of each of the Centessa Subsidiaries (other than Palladio Biosciences) exchanged the shares held by them in the relevant Centessa Subsidiary for newly issued B ordinary shares of Centessa Pharmaceuticals Limited and, as a result, each of the Centessa Subsidiaries (other than Palladio Biosciences) became a wholly owned subsidiary of Centessa Pharmaceuticals Limited. On the same date, Palladio Biosciences merged with UPM Merger Sub, Inc. (a subsidiary of Centessa incorporated for the purposes of merging with Palladio Biosciences) pursuant to a merger agreement. Palladio Biosciences was the surviving entity of the merger and thereby became a wholly owned subsidiary of Centessa Pharmaceuticals Limited.
In connection our initial public offering, we re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
We refer to the reorganization, pursuant to which each of the Centessa Subsidiaries became a wholly owned subsidiary of Centessa Pharmaceuticals Limited, and the subsequent re-registration of Centessa Pharmaceuticals Limited as a public limited company with the name Centessa Pharmaceuticals plc and reorganization of shares in Centessa Pharmaceuticals plc, as our “Reorganization.”
The Reorganization took place in several steps.

Founding of Centessa
Centessa Pharmaceuticals Limited was incorporated on October 26, 2020 with a single subscriber share (being one Ordinary Share of £1) issued to an individual associated with Medicxi.
On November 17, 2020, Centessa Pharmaceuticals, Inc. was incorporated in Delaware as a wholly owned subsidiary of Centessa under the name of United Medicines Biopharma US Inc. Centessa Pharmaceuticals, Inc. was incorporated to be Centessa’s operating company in the US.
On November 24, 2020, Centessa Limited was incorporated in England and Wales as a private company with limited liability and a wholly-owned subsidiary of Centessa under the name of United Medicines Biopharma (Midco) Limited with company number 13040752 for the purposes of becoming the direct holding company of the Centessa Subsidiaries.
On November 27, 2020, the one Ordinary Share of £1 held by an individual associated with Medicxi was sub-divided into 500 Ordinary Shares of £0.002 each; and Centessa issued 6,747,500 Ordinary Shares to individuals associated with Medicxi and on 2 December 2020, Centessa issued 752,000 further Ordinary Shares to the Index Foundation. Each of the 7,500,000 Ordinary Shares were redesignated as A Ordinary Shares in connection with the closing of the Crossover Investment (as defined below) on January 29, 2021 and 4,450,000 A Ordinary Shares were acquired for nominal value and cancelled by Centessa.
On December 29, 2020, Centessa entered into a convertible loan agreement with Medicxi Growth I LP and Medicxi Growth Co-Invest I LP (collectively Medicxi Growth), whereby the Company issued $5.0 million of unsecured convertible term notes to Medicxi Growth (the Convertible Notes). The Convertible Notes converted into an aggregate 568,181 Series A Shares at a subscription price of $8.799999964 in connection with the closing of the Crossover Investment (as defined below) on January 29, 2021.
Contributions of Subsidiary Company Shares in Exchange for B Ordinary Shares of Centessa Pharmaceuticals Limited
Pursuant to the terms of contribution agreements in respect of each Centessa Subsidiary dated December 31, 2020 in the case of PearlRiver Bio (as amended from time to time) and January 23, 2021 in the case of all other Centessa Subsidiaries (other than Palladio Biosciences), all shareholders of each of the Centessa Subsidiaries (other than Palladio Biosciences) exchanged the shares held by them in the relevant Centessa Subsidiary for newly issued B ordinary shares of Centessa Pharmaceuticals Limited and, as a result, each of the Centessa Subsidiaries (other than Palladio Biosciences) became a wholly owned subsidiary of Centessa Pharmaceuticals Limited. As a result of the transactions contemplated by the Contribution Agreements, on January 29, 2021, Centessa simultaneously acquired 100% of the outstanding equity of the ten entities set out below, in each case in exchange for B ordinary shares in the capital of Centessa. Those Centessa Subsidiaries acquired by Centessa pursuant to the Contribution Agreements are:

1.	ApcinteX Limited (“ApcinteX”);
2.	Capella Bioscience Limited (“Capella”);
3.	Inexia Limited (“Inexia”);
4.	Janpix Limited (“Janpix”);
5.	LockBody Therapeutics Ltd (“LockBody”);
6.	Morphogen-IX Limited (“Morphogen-IX”);
7.	Orexia Limited (“Orexia”);
8.	PearlRiver Bio GmbH (“Pearl River”);
9.	Pega-One SAS (“PegaOne”); and
10.	Z Factor Limited (“Z Factor”).

On January 23, 2021, Palladio Biosciences entered into an agreement and plan of reorganization (the Merger Agreement) with Centessa UPM Merger Sub, Inc. (a subsidiary of Centessa incorporated in Delaware for the purposes of merging with Palladio Biosciences). Pursuant to the Merger Agreement, UPM Merger Sub, Inc. merged with and into Palladio Biosciences as the surviving corporation with the shareholders of Palladio receiving B ordinary shares of Centessa and certain Contingent Value Rights.
On January 29, 2021, immediately following the completion of the acquisition of the Centessa Subsidiaries, the entire issued share capital of each of the Centessa Subsidiaries (other than PearlRiver Bio, Pega-One and Palladio) held by Centessa was re-designated into a single class of ordinary shares.
Crossover Investment
On January 29, 2021, Centessa issued 22,272,721 Series A preferred shares to new investors in exchange for $245 million of gross proceeds (the “Crossover Investment”). In connection with the Crossover Investment, the Convertible Notes were converted into 568,181 Series A preferred shares of Centessa.
Orexia Therapeutics Limited and Inexia Limited Consolidation
Due to the overlapping therapeutic focus of our Centessa subsidiaries, Orexia Therapeutics Limited and Inexia Limited, we determined it to be in the best interest of both entities to combine the business of Orexia Therapeutics Limited and Inexia Limited. In order to streamline their common operations and oversight, in April 2021 Orexia Therapeutics Limited, Inexia Limited and the Company executed an Intra Group Sales Agreement whereby Inexia Limited assigned the rights to its business and assets to Orexia Therapeutics Limited for nil consideration.
Capital Reduction and Re-designation of the Shares in Centessa
Pursuant to part 17 of the Companies Act, on April 30, 2021, Centessa reduced the nominal value of each of its B ordinary shares from £1.50 to £0.001 and cancelled the full amount standing to the credit of its share premium reserve pursuant to a capital reduction supported by a directors’ solvency statement. The capital reduction was carried out to create distributable reserves in Centessa to support future distributions. Following the capital reduction, Centessa re-designated all of the B Ordinary Shares into A Ordinary Shares in order to simplify the capital structure.
Re-registration of Centessa Pharmaceuticals Limited as Centessa Pharmaceuticals plc
On May 14, 2021, we altered the legal status of our company under English law from a private limited company by re-registering Centessa Pharmaceuticals Limited as a public limited company and renaming it as Centessa Pharmaceuticals plc. Such re-registration required the passing of special resolutions by the shareholders of Centessa Pharmaceuticals Limited to approve the re-registration as a public company, the name change to Centessa Pharmaceuticals plc and the adoption of new articles of association for Centessa Pharmaceuticals plc.
Re-designation and Consolidation of Shares in Centessa Pharmaceuticals plc
On May 20, 2021, Centessa undertook a reverse share split whereby every two of Centessa’s outstanding Series A preferred shares of nominal value £0.001 each were consolidated into one Series A preferred share of nominal value £0.002 each and every two of Centessa’s outstanding A ordinary shares of nominal value £0.001 each were consolidated into one A ordinary share of nominal value £0.002 each. The fractional entitlements resulting from the reverse share split were then consolidated into a single deferred share of £0.0052 which was transferred to us for no consideration and subsequently cancelled. These actions taken together are referred to as our “reverse share split”. Our reverse share split did not alter the proportionate shareholding of any of our existing shareholders (save for the consolidation of fractional entitlements).
Immediately prior to the completion of our initial public offering, and as the final step of the Reorganization, all of Centessa’s outstanding Series A preferred shares of nominal value £0.002 each and A ordinary shares of nominal value £0.002 each were re-designated on a one-to-one basis into an aggregate of 71,078,886 ordinary shares of nominal value £0.002 each.
Contingent Value Rights
In connection with our acquisition of the Palladio Biosciences, Inc. (Palladio) in January 2021, we issued contingent value rights (CVRs), to former shareholders and option holders of Palladio, payable in the form of our ordinary shares, upon the achievement of a specific clinical development milestone by Palladio. In total, the CVRs represented the contractual rights to receive payment of $39.7 million worth of ordinary shares (or ADSs), upon the dosing of the first patient in Palladio’s ACTION study, a pivotal Phase 3 clinical trial of lixivaptan for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. As former shareholders of Palladio, entities affiliated with Medicxi were eligible to receive up to an aggregate of approximately $17.6 million (in ordinary shares, or ADSs) under this CVR arrangement.
On February 18, 2022, Palladio commenced dosing in its Phase 3 clinical trial evaluating lixivaptan as a potential treatment for ADPKD. Such event was the milestone trigger for payment of CVRs. On March 8, 2022, the Company and the representative of the CVRs holders agreed that 3,938,423 represented the aggregate number of ordinary shares, issued as ADSs, to be issued in satisfaction of such CVRs, to the former shareholders and option holders of Palladio. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities. Entities affiliated with Medicxi received 1,839,265 ADSs in satisfaction of the CVRs.
Indemnification Agreements
We have entered into a deed of indemnity with those executive officers who are not directors. These agreements and our articles of association require us to indemnify our executive officers against certain liabilities and expenses incurred by such persons in connection with claims made by reason of their being such an executive officer to the fullest extent permitted by law.
In addition, pursuant to the acquisition by certain individuals associated with Medicxi of ordinary shares in Centessa Pharmaceuticals plc (f/k/a Centessa Pharmaceuticals Limited) in November 2020, Medicxi Ventures (UK) LLP entered into a deed of indemnity with Centessa, under the terms of which Medicxi Ventures (UK) LLP will indemnify Centessa against certain potential liabilities for employment-related tax that may arise as a result of or in connection with the acquisitions by any such individuals.
In addition, we have previously entered into deeds of indemnity with our directors. These agreements will, among other things, indemnify our directors against certain liabilities and expenses incurred by such persons in connection with claims made by reason of their being such a director to the fullest extent permitted by law.
Registration Rights
On January 29, 2021, we entered into a Registration Rights Agreement, as amended to date, which we refer to as our registration rights agreement, with certain holders of our outstanding convertible preferred shares and our ordinary shares, including entities with which certain of our directors are affiliated. Pursuant to the registration rights agreement, certain holders of our ordinary shares issued upon the conversion of our convertible preferred shares and all ordinary shares held by the entities affiliated with Medicxi and the entities affiliated with Index Ventures (the “Registrable Securities”) are entitled to rights with respect to the registration of these securities under the Securities Act of 1933, as amended (the “Securities Act”). The registration rights agreement includes demand registration rights, short-form registration rights and piggyback registration rights.
Demand Registration Rights
Beginning on November 23, 2021, the holders of a majority of the Registrable Securities then outstanding are entitled to demand registration rights. Under the terms of the registration rights agreement, we will be required, upon the written request of holders of a majority of these securities to file a registration statement, with respect to at least 40% of the Registrable Securities then outstanding (or a lesser percentage, if the anticipated aggregate offering price would exceed $10.0 million) and use best efforts to effect the registration of all or a portion of these shares for public resale. We are required to effect only two registrations pursuant to this provision of the registration rights agreement.
Short-Form Registration Rights
Pursuant to the registration rights agreement, if we are eligible to file a registration statement on Form F-3 or Form S-3, upon the written request of holders of at least 10% of the Registrable Securities then outstanding having an anticipated aggregate offering price of at least $4.0 million, we will be required to effect a registration of such Registrable Securities. We are required to effect only two registrations in any twelve month period pursuant to this provision of the registration rights agreement. The right to have such shares registered on Form F-3 or Form S-3 is further subject to other specified conditions and limitations.
Piggyback Registration Rights
Pursuant to the registration rights agreement, if we register any of our securities either for our own account or for the account of other security holders, other than in connection with our initial public offering or a registration for any employee benefit plan, corporate reorganization, or the offer or sale of debt securities, the holders of the Registrable Securities (for so long as they are a party to the registration rights agreement) are entitled to include their shares in the registration. Subject to certain exceptions contained in the registration rights agreement, we and the underwriters may limit the number of Registrable Securities included in the underwritten offering to the number of shares which we and the underwriters determine in our sole discretion will not jeopardize the success of the offering.
Indemnification
Our registration rights agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them and (iii) the closing of a share sale.
Expiration of Registration Rights
The registration rights granted under the registration rights agreement will terminate on the earlier of (i) June 2, 2025, which is the fourth anniversary of the completion of the initial public offering (ii) such time as all relevant ordinary shares may be sold pursuant to Rule 144 without limitation during a 90 day period without registration.
Related Person Transaction Policy
We have adopted a written related party transactions policy that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the related person has a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of any class of our voting securities, and their immediate family members.
Director Independence
Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the board of directors, the Audit Committee or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.
Our board of directors has determined that all members of the board of directors, except Saurabh Saha M.D., Ph.D. are independent, as determined in accordance with the rules of Nasdaq and relevant federal securities laws and regulations. In making such independence determination, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the board of directors deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
Centessa incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees (1)	$1,372,500	$2,445,000
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	915,630	247,520
Total fees	$2,288,130	$2,692,520

(1)Audit fees for the fiscal year ended December 31, 2021 include fees for the audit of the Company's annual financial statements, the review of interim financial statements included in quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings, such as statutory audits and services in connection with filings with the SEC. Audit fees for the fiscal year ended December 31, 2020 include fees for the initial audit of the Company's financial statements for the years ended December 31, 2020 and 2019 and services normally provided by the independent auditor in connection with statutory and regulatory filings, including the Company's initial public offering (IPO).
(2)All other fees for the fiscal years ended December 31, 2021 and 2020 consist of advisory services provided in relation to IPO preparation and a small annual license for use of accounting research software.
Audit Committee Pre-approval Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
During our 2021 and 2020 fiscal years, all services provided to us by KPMG LLP were pre-approved in accordance with the policies and procedures described above.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits:

Exhibit number	Description of exhibit

3.1*	Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).
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
10.5#
Employment Agreement, dated as of March 30, 2022, between the registrant and Saurabh Saha (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

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

10.22#
Employment Agreement, dated as of March 30, 2022, between the registrant and Gregory M. Weinhoff, MD, MBA. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30,2022 (File No. 001-40445)).

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

10.32#
Employment Agreement, dated as of March 30, 2022, between the registrant and Marella Thorell (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K file on March 30, 2022 (File No. 001-40445)).

10.33
Note Purchase Agreement, dated October 1, 2021 by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021 (File No. 001-40445).

10.34
Amendment to Note Purchase Agreement and Waiver, dated February 11, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.35
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
23.1
Consent of KPMG LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

24.1
Power of Attorney (included on signature page to this Annual Report on Form 10-K) (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

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
32.1*
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

32.2*
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

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

CENTESSA PHARMACEUTICALS PLC

Date: May 2, 2022	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)