Form 10-Q
period 2022-03-31
Centessa Pharmaceuticals plc
filed 2022-05-16
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 94,041,029 ordinary shares as of May 3, 2022.

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
•Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises or the Russia-Ukraine war could cause a disruption of the development of our product candidates and adversely impact our business.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc (Successor)
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$544,465	$595,082
Tax incentive receivable	20,605	15,392
Prepaid expenses and other current assets	16,125	18,300
Total current assets	581,195	628,774
Property and equipment, net	374	162
Other, net	619	699
Total assets	$582,188	$629,635
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,689	$8,065
Accrued expenses and other current liabilities	20,505	16,573
Total current liabilities	27,194	24,638
Long term debt	74,800	75,700
Contingent value rights	—	37,700
Other, net	43	43
Total liabilities	102,037	138,081
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 94,021,968 issued and outstanding at March 31, 2022; 152,500,000 shares authorized, 89,988,228 issued and outstanding at December 31, 2021	262	252
Additional paid-in capital	920,058	876,267
Accumulated other comprehensive (loss) income	(18)	688
Accumulated deficit	(440,151)	(385,653)
Total shareholders' equity	480,151	491,554
Total liabilities and shareholders' equity	$582,188	$629,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Successor		Predecessor
	Three months ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$36,853	$10,142	$662
General and administrative	14,385	5,595	121
Change in fair value of contingent value rights	1,980	—	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(53,218)	(236,191)	(783)
Interest (expense) income, net	(1,396)	8	(9)
Amortization of debt discount	—	—	(37)
Other income (expense), net	196	(2,508)	—
Loss before income taxes	(54,418)	(238,691)	(829)
Income taxes	80	—	—
Net loss	(54,498)	(238,691)	(829)
Other comprehensive loss:
Foreign currency translation adjustment	(706)	2,221	107
Total comprehensive loss	$(55,204)	$(236,470)	$(722)

Net loss per ordinary share - basic and diluted	$(0.60)	$(4.97)
Weighted average ordinary shares outstanding - basic and diluted	90,505,345	48,050,083

The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net of employee withholding taxes	—	—	3,938,423	10	37,738	—	—	37,748
Stock option exercises	—	—	59,541	—	335	—	—	335
Vesting of ordinary shares	—	—	35,776	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5,718	—	—	5,718
Foreign currency translation adjustments	—	—	—	—	—	(706)	—	(706)
Net loss	—	—	—	—	—	—	(54,498)	(54,498)
Balance at March 31, 2022	—	$—	94,021,968	$262	$920,058	$(18)	$(440,151)	$480,151

Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3,403	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries	—	—	44,758,079	123	262,575	—	—	262,698
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	—	—	(4,450,000)	(12)	—	—	—	(12)
Stock option exercises	—	—	50,000	—	292	—	—	292
Share-based compensation expense	—	—	—	—	2,731	—	—	2,731
Vesting of ordinary shares	—	—	225,438	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,221	—	2,221
Net loss	—	—	—	—	—	—	(238,691)	(238,691)
Balance at March 31, 2021	22,840,902	$247,847	48,083,517	$133	$271,796	$2,131	$(243,273)	$278,634

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited interim combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Cash flows from operating activities:
Net loss	$(54,498)	$(238,691)	$(829)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	220,454	—
Share-based compensation expense	5,718	2,731	—
Depreciation and amortization	28	2	—
Change in fair value of financial instruments	1,080	—	—
Changes in operating assets and liabilities:
Tax incentive receivable	(5,728)	(1,924)	74
Prepaid expenses and other assets	2,014	(1,760)	681
Accounts payable	(1,220)	6,548	(358)
Accrued expenses and other liabilities	2,589	998	(589)
Other, net	—	7	(28)
Net cash used in operating activities	(50,017)	(11,635)	(1,049)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries	—	68,038	—
Cash paid to acquire in-process research and development	—	(4,484)	—
Purchase of property and equipment	(240)	(37)	—
Net cash (used in) provided by investing activities	(240)	63,517	—

Cash flows from financing activities:
Proceeds from the sale of Series A convertible preferred shares, net of issuance costs	—	241,597	—
Debt issuance costs	(261)	—	—
Proceeds from option exercises	335	292	—
Net cash provided by financing activities	74	241,889	—
Effect of exchange rate on cash and cash equivalents	(434)	(124)	80
Net (decrease) increase in cash and cash equivalents	(50,617)	293,647	(969)
Cash and cash equivalents at beginning of period	595,082	4,965	7,227
Cash and cash equivalents at end of period	$544,465	$298,612	$6,258
Supplemental disclosure:
Interest paid	$1,500	$—	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$39,680	$—	$—
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$—	$262,698	$—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$—	$22,618
Issuance of Series A convertible preferred shares upon conversion of debt	$—	$6,250	$—
Forgiveness of convertible term loan	$—	$6,199	$—

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
Risks and Liquidity
The Company is subject to risks common to other life science companies in various stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations,

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
in the markets in which the Company is seeking approvals, including U.S. Food and Drug Administration (“FDA”) regulations. If the Company does not successfully advance its programs, including the Centessa Subsidiaries’ programs, into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability.
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(440.2) million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash and cash equivalents as of March 31, 2022 of $544.5 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these unaudited interim financial statements.
Global Pandemic – COVID-19
On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the ongoing COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of March 31, 2022, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
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
Accordingly, the accompanying unaudited interim consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The results of operations contained in the unaudited interim consolidated and combined financial statements include the Centessa Predecessor Group’s combined financial results for the period from January 1, 2021 through January 29, 2021 and the Company (Successor)’s consolidated financial results for the three months ended March 31, 2022 and for period from January 30, 2021 through March 31, 2021. The unaudited interim consolidated balance sheet presents the consolidated financial position of the Company on March 31, 2022.
The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited consolidated financial statements of Centessa Pharmaceuticals plc (Successor) and related notes as of and for the year ended December 31, 2021 which can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.

Basis of Presentation and Consolidation/Combination
The accompanying unaudited interim consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

•the Company’s financial position as of March 31, 2022 and as of December 31, 2021;
•the Company’s results of operations and cash flows for the three months ended March 31, 2022 and the period from January 30, 2021 through March 31, 2021; and
•the Predecessor’s results of operations and cash flows for the period from January 1, 2021 through January 29, 2021.

Operating results for the Company for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated and combined financial statements, presented herein, do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the 2021 Annual Report have been omitted. Therefore, these unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group found in the Form 10-K filed with the SEC.
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
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated and combined financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include share-based compensation assumptions, note purchase agreement assumptions, and accrued research and development expenses.
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, which has a useful life of three years, as well as leasehold improvements, which have a useful life of the lesser of the lease term or their useful life. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense was $28 thousand for the three month period ending March 31, 2022 and $2 thousand for the period from January 30, 2021 through March 31, 2021.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay certain

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
revenue participation payments, starting on the date of the first commercial sale of lixivaptan, currently a product candidate under development by the Company, and ending on the tenth anniversary of the First Purchase Date; and is obligated to pay a one-time milestone payment upon the Company’s first product to obtain regulatory approval.

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
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the Notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the Note Purchase Agreement and the discount rate. Any changes in the fair value of the liability in each reporting period are recognized in the consolidated statement of operations and comprehensive loss until it is settled.
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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended March 31, 2022, as they would be anti-dilutive.

Unvested ordinary shares	960,991
Stock options	13,737,383
14,698,374
Recently Adopted Accounting Pronouncements
On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (“ASC 842”), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. As of January 1, 2022, the Company was not party to any significant leases and therefore the adoption of this standard did not have a significant impact as of this adoption date. As permitted in the standards, the Company intends to reflect the adoption of ASC 842 in its annual report on Form 10-K for the year ended December 31, 2022, and in interim periods within the fiscal year ended December 31, 2023.
On February 7, 2022, the Company entered into a 10-year office lease (the “Boston Lease”) for its new corporate headquarters in Boston, Massachusetts. The Boston Lease contains 18,922 square footage with a fixed annual rent of approximately $1.6 million in 2023 and escalates to approximately $1.9 million in Year 10. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. The Company will recognize an operating lease right-of-use asset and lease liability for this facility upon lease commencement, expected later in 2022 after the design and construction of the leased space.
3. Fair Value Measurement

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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022
Liabilities
Note Purchase Agreement	$—	$—	$74,800
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(900)
Settlement	(39,680)	—
Balance at March 31, 2022	$—	$74,800
On February 18, 2022, the Company commenced dosing in its Phase 3 clinical trial evaluating lixivaptan as a potential treatment for Autosomal Dominant Polycystic Kidney Disease (“ADPKD”). Such event was the milestone trigger for payment of contingent value rights originally issued to the former shareholders and option holders of the Company’s subsidiary, Palladio Biosciences, Inc., in connection with its acquisition by Centessa in January 2021. The contingent value rights entitled such holders to a number of ordinary shares of the Company (including in the form of ADSs) in an aggregate amount of approximately $39.7 million based on the Volume Weighted Average Price of the Company’s ADSs over the five day trading period ending on the date of the milestone trigger. The aggregate number of ordinary shares, issued as ADSs, in satisfaction of such contingent value rights, to the former shareholders and option holders of Palladio Biosciences, Inc was 3,938,423. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities. The ADSs were issued in exchange for the previously-issued contingent value rights of the Company. The Company recognized a remaining adjustment of fair value $2.0 million in its consolidated statement of operations and comprehensive loss in its first quarter of 2022.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the three months ended March 31, 2022, the Company recorded a gain of $0.9 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	Successor
	March 31, 2022	December 31, 2021
Research and development costs	$10,046	$11,224
Insurance related costs	2,421	4,661
Value added tax receivable	2,538	1,422
Other	1,120	993
	$16,125	$18,300
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	March 31, 2022	December 31, 2021
Research and development expenses	$13,930	$9,323
Personnel related expenses	2,727	4,865
Professional fees	2,386	1,514
Income tax liability	769	769
Other	693	102
	$20,505	$16,573
Property and equipment, net consisted of the following (amounts in thousands):

	Successor
	March 31, 2022	December 31, 2021
Computer equipment	$371	$196
Other	65	—
Property and equipment, at cost	436	196
Less: Accumulated depreciation	(62)	(34)
Property and equipment, net	$374	$162
5. Debt
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
addition to interest payments on the principal, the Company is obligated to pay certain revenue participation payments, starting on the date of the first commercial sale of lixivaptan, currently a product candidate under development by the Company, and ending on the tenth anniversary of the First Purchase Date; and is obligated to pay a one-time milestone payment upon the Company’s first product to obtain regulatory approval.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The interest rate of the Notes during the first quarter of 2022 was 8.00% per annum.
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
6. Commitments and Contingencies
Commitments
As of March 31, 2022, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $20.7 million, of which the Company expects to pay $19.4 million within one year and $1.3 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
On February 7, 2022, the Company entered into a 10-year office lease for its new corporate headquarters in Boston, Massachusetts, which required the issuance of a letter of credit of $0.7 million. The fixed annual rent will be approximately $1.6 million in 2023 and will escalate each subsequent year to approximately $1.9 million in Year 10. The Company expects to have a right of use of the office space later in 2022.
Licensing and Collaborative Arrangements

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
As of March 31, 2022, the Company had no milestone obligations recorded on its balance sheet under its license and collaborative arrangements. Included in research and development expenses in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 was aggregate incurred expenses of $0.7 million, reflecting the amortization of upfront costs. The Company does not expect payments related to its licensing arrangements in 2022 to be material to the Company’s consolidated financial statements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
The Company is not a party to any litigation as of March 31, 2022, that, if determined adversely, would have a material adverse effect on its business and operations.
7. Share-based Compensation
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$2,833	$1,117	$—
General and administrative	2,885	1,614	—
	$5,718	$2,731	$—
Centessa Pharmaceuticals plc (Successor) Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2022	11,730,382	$8.07	9.2 years
Granted	3,199,184	$9.51
Exercised	(59,541)	$5.63
Forfeited	(156,356)	$5.84
Balance at March 31, 2022	14,713,669	$8.42	9.1 years
Exercisable at March 31, 2022	2,516,395	$6.14	8.6 years
Vested and expected to vest at March 31, 2022	14,713,669
The weighted-average grant date fair value of options granted was $6.33 per share for the three months ended March 31, 2022. As of March 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $63.0 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Based on the trading price of $8.97 per ADS, which is the closing price as of March 31, 2022, the aggregate intrinsic value of options as of March 31, 2022 was $23.7 million, of which $8.3 million is related to vested options.
During the three months ended March 31, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	75.8%
Risk-free interest rate	1.7%
Expected dividend yield	0%
Restricted Share Awards
The following table summarizes ordinary share activity for the three months ended March 31, 2022:

Number of Shares
Unvested at January 1, 2022	982,944
Vested	(35,776)
Unvested at March 31, 2022	947,168
As of March 31, 2022, the total unrecognized compensation expense related to unvested ordinary shares was $13.4 million, which the Company expects to recognize over a weighted-average period of 3.2 years.

8. Related Party Transactions
Master Services agreements with drug discovery companies affiliated with David Grainger
Certain Centessa subsidiaries entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who was appointed as the Company’s Chief Innovation Officer in October 2021. These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company and the Centessa Predecessor Group incurred research and development costs associated with these contracts as follows in the consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$1,699	$1,126	$418

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated and combined financial statements and related notes thereto, included elsewhere herein and the audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our Annual Report on Form 10-K (the “2021 Annual Report”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Our programs span discovery-stage to late-stage development and cover a range of high-value indications in rare diseases and immuno-oncology. Our management team continuously evaluates our asset portfolio. We currently have two programs which have established clinical proof of concept, with registrational trials ongoing for lixivaptan in Autosomal Dominant Polycystic Kidney Disease (“ADPKD”) and registrational trials planned for SerpinPC in Hemophilia B (“HB”) this year; four emerging programs with clinical proof of concept anticipated in the next 18 months with LB101 in solid tumors, ZF874 in Alpha-1 Antitrypsin Deficiency (“AATD”), MGX292 in Pulmonary Arterial Hypertension (“PAH”), and orexin agonists in Narcolepsy; and several exploratory programs including CBS001 in inflammatory / fibrotic diseases and CBS004 in autoimmune conditions. We aim to pursue programs we believe could be first-in-class / best-in-class in areas of significant unmet need. Where appropriate, we are also pursuing opportunities for agile, lean and potentially rapid development, including orphan drug designation, fast track designation, and other regulatory and developmental avenues. Based on our internal epidemiological-based market models, we believe each of our current programs, if approved, has the potential to compete in multi-billion dollar markets.
Pipeline

The pipeline chart below represents our current programs, including each program’s disease area, mechanism of action, next milestone, and stage of development. In March, we announced our ‘4x24’ goal with the aim of having four registrational programs in 2024.
Recent Highlights and Program Updates
Leadership Team
In March 2022, we further strengthened our leadership team with the promotion of Antoine Yver, MD, MSc, to Executive Vice President and Chairman of Development and the appointment of Javad Shahidi, MD, MSc, as our Chief Medical Officer. Dr. Shahidi joined from Daiichi Sankyo, Inc., where he was Vice President, Clinical Development and led the development of ENHERTU®. In addition, we appointed Josh Hamermesh, MBA, as Senior Vice President, Business Development. Prior to joining Centessa, he served as Chief Business Officer at Gamida Cell, Ltd. and Senior Vice President at Locust Walk Partners.
Lixivaptan:
In February 2022, the Company commenced dosing in its global, registrational Phase 3 clinical trial (“ACTION Study”) designed to evaluate the benefit and safety of lixivaptan subjects with ADPKD. Such event was the milestone trigger for payment of contingent value rights originally issued to the former shareholders and option holders of the Company’s subsidiary, Palladio Biosciences, Inc. (“Palladio”), in connection with its acquisition by Centessa in January 2021. The contingent value rights entitled such holders to a number of ordinary shares of the Company (including in the form of ADSs) in an aggregate amount of approximately $39.7 million based on the Volume Weighted Average Price of the Company’s ADSs over the five day trading period ending on the date of the milestone trigger. The aggregate number of ordinary shares, issued as ADSs, in satisfaction of such contingent value rights, to the former shareholders and option holders of Palladio was 3,938,423. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities.
On February 8, 2022, the U.S. Patent and Trademark Office issued a patent to Palladio entitled “Formulations of Lixivaptan for the Treatment of Polycystic Disease,” which has claims drawn to using a divided dose regimen of lixivaptan in treating ADPKD. The patent term expires June 8, 2038, before consideration of any applicable patent term extensions or adjustments.
Prior to the Russia-Ukraine war, we had planned to utilize clinical trial sites in Russia, Ukraine and Belarus as part of the ACTION Study. We have now determined not to proceed with clinical sites in these countries and are in the process of identifying alternative sites to replace the sites previously identified in Russia, Ukraine and Belarus. We have not yet determined the potential impact, if any, of these planned site changes on our enrollment timelines, and for now still anticipate completing enrollment in the second half of 2023.

SerpinPC:
In February 2022, the Company completed pre-IND interactions with the FDA. The FDA considered these to be very consistent with an end of Phase 2 meeting, and based on the FDA feedback, we are proceeding with a streamlined, integrated registrational development plan for SerpinPC in HB with fewer than 200 total subjects. If results based on this plan are positive, we intend to seek marketing approval in adults and adolescents with HB, with and without inhibitors, as the initial indication. As we are preparing to enter registrational trials sooner than previously anticipated, we are working with the FDA on our plans to accelerate product process development and qualification activities.
CBS001:
The Company recently commenced dosing CBS001, a high affinity anti-LIGHT monoclonal antibody, in a Phase 1 study. The Phase 1 study is a double-blind, randomized, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and immunogenicity of single- and multiple-ascending doses of intravenously administered CBS001 in healthy volunteers.
Previously Disclosed Discontinued or Deprioritized Programs:
In our Annual Report on Form 10-K for the year ended December 31, 2021, we announced our plans to discontinue the small molecule epidermal growth factor receptor (“EGFR”) Exon20 insertion mutation inhibitor program and C797S mutation inhibitor program for the treatment of Non-Small Cell Lung Cancer (“NSCLC”), the two programs being advanced by PearlRiver Bio; discontinue internal funding for the lead dual-STAT3/5 degrader program in Acute Myeloid Leukemia (“AML”) being developed by our subsidiary Janpix Limited; and evaluate strategic options including potential divestment for imgatuzumab, an anti-EGFR mAb. We have also progressed in winding down the operations of PearlRiver Bio. Additionally, we have decided to discontinue all Janpix Limited programs, and are taking steps to wind down these operations. We continue to evaluate strategic options for imgatuzumab.
2022 Program Milestones
•LB101 in Solid Tumors: LB101 is a PD-L1xCD47 LockBody® for the treatment of solid tumors. Preclinical data will be presented in a poster at ASCO 2022 evaluating the activity and tolerability of LB101 monotherapy in a hPD-L1+ syngeneic model in mice, in comparison with atezolizumab. We plan to submit an IND for LB101 in late 2022.
•ZF874 in AATD: ZF874 is a small molecule pharmacological chaperone folding corrector of the Z variant of alpha-1-antitrypsin for the treatment of AATD. We expect to share data from the ongoing Phase 1 study in the second half of 2022. This interim data will include multiple dose cohorts with PiMZ and PiZZ subjects.
•SerpinPC in Hemophilia: SerpinPC is an activated protein C inhibitor for the treatment of Hemophilia A and Hemophilia B. We expect to initiate HB registrational studies in the second half of 2022. We also expect to report data from the 48-week flat dose OLE study and interim results from the following 24 week high-dose OLE study in the fourth quarter of 2022.
•CBS004 in Systemic Sclerosis, Systemic Lupus Erythematosus and Other Autoimmune Diseases: CBS004 is a humanized mAb specific to BDCA2 for the treatment of autoimmune diseases. An IND is planned for late 2022.
COVID-19 Update
The Company is continuing to proactively monitor the ongoing COVID-19 global pandemic, including the mutating omicron variants, to assess the potential impact on our business, and to seek to avoid any unnecessary potential delays to our programs. At this time, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities for investigational clinical trial material. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including any further delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $544.5 million. Since inception, Centessa has devoted substantially all of its resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in its clinical and preclinical trials and raising capital. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded operations primarily through the sale and issuance of its common stock and convertible preferred stock. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as Centessa Subsidiaries advance the preclinical and clinical development of product candidates; perform research activities as Centessa seeks to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of its intellectual property portfolio; and hires additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Based on continued refinement of our operating model and development plans, the Company expects the cash and cash equivalents as of March 31, 2022 of $544.5 million, to fund its operations to mid-2024 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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

The Company may obtain unexpected results from clinical trials and may elect to discontinue, delay or modify clinical trials of product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the European Medicines Agency ("EMA"), FDA or other comparable regulatory authorities were to require the Company to conduct clinical trials beyond those that are currently anticipated, or if the Company experiences significant delays in enrollment in any clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years, and the Company expects to spend a significant amount in development costs.
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
Change in Fair Value of Contingent Value Rights
On February 18, 2022, the Company commenced dosing in its Phase 3 clinical trial evaluating lixivaptan as a potential treatment for ADPKD. Such event was the milestone trigger for payment of contingent value rights originally issued to the former shareholders and option holders of Palladio, in connection with its acquisition by Centessa in January 2021. The contingent value rights entitled such holders to a number of ordinary shares of the Company (including in the form of ADSs) in an aggregate amount of approximately $39.7 million based on the Volume Weighted Average Price of the Company’s ADSs over the five day trading period ending on the date of the milestone trigger. The aggregate number of ordinary shares, issued as ADSs, in satisfaction of such contingent value rights, to the former shareholders and option holders of Palladio was 3,938,423. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities. The ADSs were issued in exchange for the previously-issued contingent value rights of the Company. The Company recognized the remaining $2.0 million adjustment of fair value in its consolidated statement of operations and comprehensive loss in its first quarter of 2022.
Interest (Expense) Income, net
Interest (expense) income primarily consists of interest costs related to the Note Purchase Agreement and interest costs related to Centessa Predecessor’s convertible term notes, partially offset by interest income earned from the Company’s cash and cash equivalents.

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

Results of Operations
Company (Successor) and Predecessor Group
The following table sets forth the Company (Successor) results of operations for the three months ended March 31, 2022 and for the period from January 30, 2021 through March 31, 2021 as well as the Predecessor Group for the period January 1, 2021 through January 29, 2021 (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$36,853	$10,142	$662
General and administrative	14,385	5,595	121
Change in fair value of contingent value rights	1,980	—	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(53,218)	(236,191)	(783)
Interest (expense) income, net	(1,396)	8	(9)
Amortization of debt discount	—	—	(37)
Other income (expense), net	196	(2,508)	—
Loss before income taxes	(54,418)	(238,691)	(829)
Income taxes	80	—	—
Net loss	$(54,498)	$(238,691)	$(829)
Research and Development Expenses
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
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Registrational
Lixivaptan (Palladio)	$8,457	$509	$—
SerpinPC (ApcinteX)	3,869	426	—
Emerging
OX2R (Orexia)	4,923	2,070	—
ZF874 (Z Factor)	2,676	1,074	323
LB101/LB201 (LockBody)	2,610	648	241
MGX292 (Morphogen-IX)	2,585	1,242	187
Exploratory
CBS001/CBS004 (Capella)	2,797	565	—
Other deprioritized programs
Imgatuzumab (Pega-One)	1,355	154	—
Dual-STAT3/5 (Janpix)	2,447	652	—
EGFR Exon20/C797S (PearlRiver)	407	285	—
Non-program specific costs:
Personnel expenses	10,073	4,173	98
Research tax incentives	(5,694)	(1,919)	(222)
Other preclinical and clinical development expenses	348	263	35
	$36,853	$10,142	$662
Research and development expenses for the Company (Successor) for the three months ended March 31, 2022 were $36.9 million, compared to $10.1 million for the period from January 30, 2021 through March 31, 2021 and $0.7 million for the Centessa Predecessor Group the period of January 1, 2021 through January 29, 2021. The increase primarily reflected higher development costs for Lixivaptan ($8.0 million), which began a Phase III registrational trial in the first quarter of 2022; increased personnel costs ($5.9 million), higher development costs for SerpinPC ($3.5 million); as well as growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021; partially offset by higher research tax incentives in 2022. The increase in personnel related expenses includes an increase in headcount and higher share-based compensation expense of $1.7 million, which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through March 31, 2022.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Personnel expenses	$6,498	$2,851	$—
Legal and professional fees	3,351	2,289	117
Other expenses	4,228	417	4
Facilities and supplies	308	38	—
	$14,385	$5,595	$121
General and administrative expenses for the Company (Successor) for the three months ended March 31, 2022 was $14.4 million, compared to $5.6 million for the period from January 30, 2021 through March 31, 2021 and $0.1 million for the Centessa Predecessor Group for the period January 1, 2021 through January 29, 2021. The increase is primarily attributable to higher public company costs as well as higher personnel costs. The increase in personnel related expenses includes an increase in headcount and higher share-based compensation expense of $1.3 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through March 31, 2022.
Interest (Expense) Income, net
Interest (expense) income, net for the Company for the three months ended March 31, 2022 was $(1.4) million and is primarily attributable to interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on cash balances.
Other Income (Expense), net
Other income (expense), net for the Company (Successor) for the three months ended March 31, 2022 was $0.2 million, primarily reflecting a $0.9 million gain related to remeasuring the Note Purchase agreement at fair value at March 31, 2022, partially offset by foreign currency transaction losses. Other (expense) income, net for the Company during the period from January 30, 2021 through March 31, 2021 was $(2.5) million, largely reflecting foreign currency transaction losses.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2022, the Company had cash and cash equivalents of $544.5 million. Concurrent with the acquisition of the Centessa Subsidiaries by the Company (Successor) in January 2021, the Company (Successor) completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, the Company (Successor) completed its IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company (Successor) received aggregate net proceeds of $344.1 million, which includes the full exercise of the underwriters’ option.
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
Cash Flows
Company (Successor) and Centessa Predecessor Group
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from January 30, 2021 through March 31, 2021	Period from January 1, 2021 through January 29, 2021
Net cash (used in) provided by:
Operating activities	$(50,017)	$(11,635)	$(1,049)
Investing activities	(240)	63,517	—
Financing activities	74	241,889	—
Exchange rate effect on cash and cash equivalents	(434)	(124)	80
Net increase (decrease) in cash and cash equivalents	$(50,617)	$293,647	$(969)
Operating Activities
During the three months ended March 31, 2022, the Company (Successor) used $50.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $54.5 million, offset by noncash net charges of $6.8 million for share-based compensation, depreciation expense and changes in the fair value of debt and the contingent value rights. Additionally, there was a $(2.3) million net change in operating assets and liabilities.
During the period from January 30, 2021 through March 31, 2021, the Company (Successor) used $11.6 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $238.7 million, which included noncash charges of $2.7 million reflecting a $220.5 million non-cash charge for acquired in-process research and development in connection with the acquisition of the Centessa Subsidiaries and a non-cash share-based compensation expense of $2.7 million. For the period, there was a $3.9 million net change in operating assets and liabilities. During the period from January 1, 2021 through January 29, 2021, the Predecessor Group used $1.0 million of net cash in operating activities. Cash used in operating activities reflected the net loss of $0.8 million and $(0.2) million net change in operating assets and liabilities.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities for the Company (Successor) was $(0.2) million, largely reflecting the purchase of property and equipment. During the period from January 30, 2021 through March 31, 2021, net cash provided by investing activities for the Company (Successor) was $63.5 million and was primarily attributable to $68.0 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries, partially offset by the related $4.5 million of transaction costs paid during the period. There were no investing activities for the Group during the period from January 1, 2021 through January 29, 2021.
Financing Activities
During the three months ended March 31, 2022 financing activities for the Company (Successor) provided $0.1 million in net cash, as cash received from the exercise of stock options were partially offset by the payment of debt issuance costs. During the period from January 30, 2021 through March 31, 2021, financing activities for the Company (Successor) provided $241.9 million net proceeds reflecting the sale of the Company (Successor)’s Series A preferred shares in January 2021 as well as proceeds from the exercise of stock options. There were no financing activities for the Group for the period from January 1, 2021 through January 29, 2021.
Funding Requirements
Following the acquisition of the Centessa Subsidiaries in January 2021, the Company (Successor) expects expenses to increase in connection with ongoing activities, particularly as the Company (Successor) continues the research and development of, continues or initiates clinical trials of, and seeks marketing approval for any current and future product candidates. In addition, if marketing approval is obtained for any product candidates, the Company (Successor) expects to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, following the completion of our IPO, additional costs associated with operating as a public company are expected. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. For the foreseeable future, the Centessa Subsidiaries expect the significant majority of their funding to come from the Company (Successor). If the Company (Successor) is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the unaudited interim consolidated and combined financial statements of the Company (Successor) and Centessa Predecessor Group which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the combined financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to share-based compensation, the note purchase agreement, and accrued expenses. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While the significant accounting policies are described in more detail in Note 2 to the Company (Successor)’s and the Group’s unaudited interim consolidated financial statements, the following accounting policies are the most critical to the judgments and estimates used in the preparation of the unaudited interim consolidated financial statements.
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
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, as amended, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay certain Revenue Participation payments, starting on the date of the first commercial sale of lixivaptan, currently a product candidate under development by the Company, and ending on the tenth anniversary of the First Purchase Date; as well as obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

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
Contractual Obligations and Other Commitments
As of March 31, 2022, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
We are and will be exposed to a variety of market risks, which include the following:
Interest rate risk
Interest-earning assets consist of cash and cash equivalents. Interest income earned on these assets was $0.1 million for the three months ended March 31, 2022. A hypothetical 10% change in market interest rates would not have a material impact on our financial statements.

We also have interest rate exposure as a result of the Oberland Facility. As of March 31, 2022, we had $75 million in debt principal outstanding under the Oberland Facility. Interest on this debt is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes was 8.00% per annum in the first quarter of 2022. Changes in the LIBOR rate (or its replacement) may therefore affect our interest expense associated with the loans. An increase of 100 basis points from the initial interest rate would increase expense by approximately $750k annually based on the amounts currently outstanding and would not materially affect our results of operations.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer (our principal executive officer, principal accounting officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in October 2021 we entered into the Oberland Capital Financing Agreement (See Note 5 – “Debt” for more information). Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of March 31, 2022, we had $544.5 million in cash and cash equivalents. Based on continued refinement of our operating model and development plan, the Company expects cash and cash equivalents to fund its operations to mid-2024 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the

Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes in the first quarter of 2022 is 8.00% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
We have no products on the market and most of our product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have five product candidates that are in clinical development—lixivaptan, imgatuzumab, SerpinPC, ZF874 and CBS001. The remainder of our programs are in discovery or IND-enabling phases. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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
•varying interpretations of data by the FDA and similar foreign regulatory agencies; or
•factors including any delays caused by the continuing impact of the ongoing COVID-19 global pandemic and future epidemics, pandemics and other macroeconomic considerations.
Some of the clinical trials performed to date were, and in the future we may conduct, open-label studies involving only a limited number of clinical sites and a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our development programs for SerpinPC, lixivaptan and ZF874 have included open-label clinical trials, the results from these clinical trials, and any future open-label studies, may not be predictive of future clinical trial results with these or other product candidates when studied in a controlled environment with a placebo or active control.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•macro factors such as the ongoing COVID-19 global pandemic and the Russia-Ukraine war.
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
•ability to monitor subjects adequately during and after treatment; and

•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the ongoing COVID-19 pandemic) and geo-political conflicts such as the Russia-Ukraine war.
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
We have licensed patent and other intellectual property rights from third parties and we may continue to seek and enter into similar licenses for future programs. In certain cases, we intend to rely on results of studies previously conducted by third parties to support our own development of these candidates. For example, the historical development of imgatuzumab was conducted by Roche, the results from which Pega-One may utilize to support the further development of this program. In such cases, we may have no involvement with or control over the preclinical and clinical development of any of such product candidates prior to obtaining the in-license. Therefore, we would be dependent on these third parties having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.
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
Certain of the third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business. The active pharmaceutical ingredients (“API”) used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA or BLA (as applicable) to the FDA and/or EMA, MHRA or other applicable regulatory bodies. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.
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
Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. See “—Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.” In addition, since the beginning of the COVID-19 pandemic, three vaccines for the coronavirus have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
Despite our undertaking of the measures listed above, we are subject to claims challenging the inventorship or ownership of our patents and other intellectual property and may be subject to further claims in the future. Litigation may be necessary to defend against claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See section entitled “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).
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
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. See section entitled “Business – Government Regulation – Health Reform” in our 2021 Annual Report.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. See section entitled “Business - Government Regulation - Reimbursement” in our 2021 Annual Report. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for fundamentally novel products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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

Risks Related to our Business and Industry
Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
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
•changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•interruption or delays to our sourced identification, discovery and clinical activities.
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.
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
In February 2022, Russia launched an invasion in Ukraine. This conflict may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business. Prior to the conflict, we had planned to utilize clinical trial sites in Russia, Ukraine and Belarus as part of our Phase 3 pivotal study of lixivaptan for the treatment of ADPKD. We have now determined not to proceed with clinical sites in these countries and are in the process of identifying alternative sites to replace the sites previously identified in Russia, Ukraine and Belarus.
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
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and subprocessors to help us operate our business and we may also share such sensitive information with our partners or other third parties in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security breaches. Our internal computer systems (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, unauthorized access, denial-of-service attacks (such as credential stuffing); ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures. For example, Capella Biosciences was the victim of an attack in which an unrelated party hacked into the email of Capella Biosciences’ Chief Executive Officer. In the past, a Centessa Subsidiary experienced unauthorized access to its systems through social engineering schemes. If any such material system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as necessitating that we incur significant costs to address such failure, accident or security breach. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues. Due to the ongoing COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in Part I Item 1, Business of our 2021 Annual Report.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“GDPR”) which came into effect on May 25, 2018 across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom has transposed the GDPR into UK domestic law with effect from January 2021. In this Form 10-Q, “GDPR” refers to both the UK and the EU GDPR, unless specified otherwise.
Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, which increase our obligations with respect to clinical trials conducted in the EEA or the UK, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requiring the establishment of a legal basis for Processing personal data; adopting a broad definition of personal data to possibly include ‘pseudonymized’ or key-coded data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; imposing stringent transparency obligations to data subjects, which requires more detailed notices for clinical trial subjects and investigators; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects; formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when working with third-party processors or joint controllers; imposing mandatory data breach notification requirements; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information), which is relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. The Court of Justice of the European Union (“CJEU”) in its decision in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board (“EDPB”) issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. The New SCCs do not apply to the UK, but the UK ICO has published its own transfer mechanism, the International Data Transfer Agreement, which entered into force on 21 March 2022, and enables data transfers originating from the UK. The UK International Data Transfer Agreement requires a similar assessment of the data protection provided in the importer’s country. Complying with these new mechanisms and guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
European data protection laws also provide for robust regulatory enforcement and significant penalties for noncompliance, including, for example, under the GDPR, fines of up to €20 million (£17 million) or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some Processing of personal data carried out by noncompliant businesses – including permitting authorities to require destruction of improperly gathered or used personal data. European supervisory authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. The GDPR also confers a private right of action on data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. As noted above, the legality of transfers of personal data to the United States and other third countries is a subject of particular uncertainty and we expect increased enforcement activity from the supervisory authorities with respect to such transfers.
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
Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (“UCPA”) into law. The UCPA will take effect on December 31, 2023. With the UCPA, which is largely based on Virginia’s CDPA, Utah became the fourth state to enact a comprehensive privacy law and it is quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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
As of March 31, 2022, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 47.4% of our voting shares as of March 31, 2022. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of March 31, 2022, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,405,826 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)     Recent Sales of Unregistered Equity Securities

None

(b)     Use of Proceeds from Initial Public Offering
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

Except for the planned redeployment of resources from our imgatuzumab, PearlRiver Bio and Janpix programs as described elsewhere in this quarterly report, there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments.
(c)    Issuer Purchases of Equity Securities
None
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
10.1#
Employment Agreement, dated as of March 30, 2022, between the registrant and Saurabh Saha (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.2#
Employment Agreement, dated as of March 30, 2022, between the registrant and Gregory M. Weinhoff, MD, MBA. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 30,2022 (File No. 001-40445)).

10.3#
Employment Agreement, dated as of March 30, 2022, between the registrant and Marella Thorell (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K file on March 30, 2022 (File No. 001-40445)).

10.4
Amendment to Note Purchase Agreement and Waiver, dated February 11, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.5
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTESSA PHARMACEUTICALS PLC

Date: May 16, 2022	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)