Form 10-Q
period 2022-06-30
Centessa Pharmaceuticals plc
filed 2022-08-10
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

+44 (0) 203 920 6789, ext. 9999
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 94,339,299 ordinary shares as of August 1, 2022.

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
•Preclinical and clinical development is a long, expensive and uncertain process, we have terminated certain of our programs and we may terminate one or more of our current preclinical and/or clinical development programs.

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
•We are an emerging growth company and a smaller reporting company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our ADSs less attractive to investors.
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
•the impact of the ongoing COVID-19 pandemic, including the impact of the delta, omicron and other variants, and the impact of the Russia-Ukraine war on our business and operations;
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
•our expectations regarding the period during which we qualify as a smaller reporting company and as an emerging growth company under the JOBS Act;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc (Successor)
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$484,161	$595,082
Tax incentive receivable	18,942	15,392
Prepaid expenses and other current assets	16,395	18,300
Total current assets	519,498	628,774
Property and equipment, net	905	162
Other, net	648	699
Total assets	$521,051	$629,635
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,229	$8,065
Accrued expenses and other current liabilities	25,340	16,573
Total current liabilities	33,569	24,638
Long term debt	67,400	75,700
Contingent value rights	—	37,700
Other, net	43	43
Total liabilities	101,012	138,081
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 94,271,917 issued and outstanding at June 30, 2022; 152,500,000 shares authorized, 89,988,228 issued and outstanding at December 31, 2021	263	252
Additional paid-in capital	925,730	876,267
Accumulated other comprehensive (loss) income	(1,142)	688
Accumulated deficit	(504,812)	(385,653)
Total shareholders' equity	420,039	491,554
Total liabilities and shareholders' equity	$521,051	$629,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Successor				Predecessor
	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$53,651	$18,134	$90,504	$28,276	$662
General and administrative	14,763	11,841	29,148	17,436	121
Change in fair value of contingent value rights	—	11,312	1,980	11,312	—
Acquired in-process research and development	—	—	—	220,454	—
Loss from operations	(68,414)	(41,287)	(121,632)	(277,478)	(783)
Interest (expense) income, net	(1,628)	27	(3,024)	35	(9)
Amortization of debt discount	—	—	—	—	(37)
Other income (expense), net	5,359	(191)	5,555	(2,699)	—
Loss before income taxes	(64,683)	(41,451)	(119,101)	(280,142)	(829)
Income taxes	(22)	—	58	—	—
Net loss	(64,661)	(41,451)	(119,159)	(280,142)	(829)
Other comprehensive loss:
Foreign currency translation adjustment	(1,124)	1,094	(1,830)	3,315	107
Total comprehensive loss	$(65,785)	$(40,357)	$(120,989)	$(276,827)	$(722)

Net loss per ordinary share - basic and diluted	$(0.69)	$(0.65)	$(1.29)	$(4.89)
Weighted average ordinary shares outstanding - basic and diluted	94,109,089	63,516,656	92,317,172	57,309,693

The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at April 1, 2022	—	$—	94,021,968	$262	$920,058	$(18)	$(440,151)	$480,151
Stock option exercises	—	—	18,213	—	70	—	—	70
Vesting of ordinary shares	—	—	231,736	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	5,603	—	—	5,603
Foreign currency translation adjustments	—	—	—	—	—	(1,124)	—	(1,124)
Net loss	—	—	—	—	—	—	(64,661)	(64,661)
Balance at June 30, 2022	—	$—	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039

Balance at April 1, 2021	22,840,902	$247,847	48,083,517	$133	$271,796	$2,131	$(243,273)	$278,634
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—
Sale of ordinary shares in connection with initial public offering, net of issuance costs of $8.8 million	—	—	16,500,000	47	298,030	—	—	298,077
Sale of ordinary shares in connection with underwriters exercise of option to purchase	—	—	2,475,000	7	46,052	—	—	46,059
Stock-based compensation expense	—	—	—	—	3,229	—	—	3,229
Foreign currency translation adjustments	—	—	—	—	—	1,094	—	1,094
Net loss	—	—	—	—	—	—	(41,451)	(41,451)
Balance at June 30, 2021	—	$—	89,899,419	$252	$866,889	$3,225	$(284,724)	$585,642

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net	—	—	3,938,423	10	37,738	—	—	37,748
Stock option exercises	—	—	77,754	—	405	—	—	405
Vesting of ordinary shares	—	—	267,512	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	11,321	—	—	11,321
Foreign currency translation adjustments	—	—	—	—	—	(1,830)	—	(1,830)
Net loss	—	—	—	—	—	—	(119,159)	(119,159)
Balance at June 30, 2022	—	$—	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039

Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3.4 million	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries	—	—	44,758,079	123	262,575	—	—	262,698
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	—	—	(4,450,000)	(12)	—	—	—	(12)
Sale of ordinary shares in connection with IPO, net of issuance costs of $8.8 million	—	—	16,500,000	47	298,030	—	—	298,077
Sale of ordinary shares in connection with underwriters exercise of option to purchase	—	—	2,475,000	7	46,052	—	—	46,059
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—
Stock option exercises	—	—	50,000	—	292	—	—	292
Share-based compensation expense	—	—	—	—	5,960	—	—	5,960
Vesting of ordinary shares	—	—	225,438	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3,315	—	3,315
Net loss	—	—	—	—	—	—	(280,142)	(280,142)
Balance at June 30, 2021	—	$—	89,899,419	$252	$866,889	$3,225	$(284,724)	$585,642
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Successor		Predecessor
	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Cash flows from operating activities:
Net loss	$(119,159)	$(280,142)	$(829)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	220,454	—
Share-based compensation expense	11,321	5,960	—
Depreciation and amortization	60	9	—
Change in fair value of financial instruments	(6,320)	11,312	—
Changes in operating assets and liabilities:
Tax incentive receivable	(5,300)	(5,187)	74
Prepaid expenses and other assets	872	(4,783)	681
Accounts payable	623	2,159	(358)
Accrued expenses and other liabilities	7,957	4,706	(589)
Other, net	52	—	(28)
Net cash used in operating activities	(109,894)	(45,512)	(1,049)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries	—	68,038	—
Cash paid to acquire in-process research and development	—	(4,596)	—
Purchase of property and equipment	(469)	(74)	—
Net cash (used in) provided by investing activities	(469)	63,368	—

Cash flows from financing activities:
Proceeds from option exercises	405	292	—
Debt issuance costs	(261)	—	—
Proceeds from the sale of preferred shares, net of issuance costs	—	241,597	—
Proceeds from the sale of ordinary shares in connection with initial public offering, net of issuance costs paid in cash	—	345,833	—
Other, net	—	(12)	—
Net cash provided by financing activities	144	587,710	—
Effect of exchange rate on cash and cash equivalents	(702)	3,228	80
Net (decrease) increase in cash and cash equivalents	(110,921)	608,794	(969)
Cash and cash equivalents at beginning of period	595,082	4,965	7,227
Cash and cash equivalents at end of period	$484,161	$613,759	$6,258
Supplemental disclosure:
Interest paid	$3,153	$—	$—
Income taxes paid	$862	$—	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$39,680	$—	$—
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$—	$262,698	$—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$—	$22,618
Issuance of Series A convertible preferred shares upon conversion of debt	$—	$6,250	$—
Forgiveness of convertible term loan	$—	$6,199	$—
Unpaid initial public offering issuance costs at June 30, 2021	$—	$1,697	$—
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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(504.8) million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash and cash equivalents as of June 30, 2022 of $484.2 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these unaudited interim financial statements.
Global Pandemic – COVID-19
On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the ongoing COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of June 30, 2022, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
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
Accordingly, the accompanying unaudited interim consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The results of operations contained in the unaudited interim consolidated and combined financial statements include the Centessa Predecessor Group’s combined financial results for the period from January 1, 2021 through January 29, 2021 and the Company (Successor)’s consolidated financial results for the three months ended June 30, 2022 and June 30, 2021 as well as for the six months ended June 30, 2022 and for period from January 30, 2021 through June 30, 2021. The unaudited interim consolidated balance sheet presents the consolidated financial position of the Company on June 30, 2022.
The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited consolidated and combined financial statements of Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group (Predecessor) and related notes as of and for the year ended December 31, 2021 which can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
In the opinion of management, the accompanying unaudited interim consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of June 30, 2022 and as of December 31, 2021;
•the Company’s results of operations for the three months and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from January 30, 2021 through June 30, 2021;
•the Company’s cash flows for the six months ended June 30, 2022 and the period from January 30, 2021 through June 30, 2021; and
•the Predecessor’s results of operations and cash flows for the period from January 1, 2021 through January 29, 2021.

Operating results for the Company for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated and combined financial statements, presented herein, do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the 2021 Annual Report have been omitted. Therefore, these unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group found in the Form 10-K filed with the SEC.
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
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, which has a useful life of three years, as well as leasehold improvements, which have a useful life of the lesser of the lease term or their useful life. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense was $60 thousand for the six-month period ending June 30, 2022 and $9 thousand for the period from January 30, 2021 through June 30, 2021.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a milestone payment upon the Company’s first product to obtain regulatory approval and was obligated to pay revenue participation payments, starting on the date of the first commercial sale of lixivaptan. Since the Company’s discontinuation of the development of lixivaptan for the treatment of ADPKD, the revenue participation payment is no longer achievable.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the following periods, as they would be anti-dilutive.

	Six Months Ended June 30, 2022	Period from January 30, 2021 through June 30, 2021
Unvested ordinary shares	715,432	988,342
Stock options	15,521,324	10,530,410
	16,236,756	11,518,752
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
On February 7, 2022, the Company entered into a 10-year office lease (the “Boston Lease”) for its new corporate headquarters in Boston, Massachusetts. The Boston Lease contains 18,922 square feet with a fixed annual rent of approximately $1.6 million in 2023, with escalation to approximately $1.9 million in Year 10. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. The Company will recognize an operating lease right-of-use asset and lease liability for this facility upon lease commencement, expected in early 2023 after the construction of the leased space.
3. Fair Value Measurement
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
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurement, for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022
Liabilities
Note Purchase Agreement	$—	$—	$67,400

December 31, 2021
Liabilities
Contingent Value Rights	$—	$—	$37,700
Note Purchase Agreement	$—	$—	$75,700

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(8,300)
Settlement	(39,680)	—
Balance at June 30, 2022	$—	$67,400
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the six months ended June 30, 2022, the Company recorded an unrealized gain of $8.3 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss. The unrealized gain was primarily the result of an increase in the discount rate due to a higher risk free rate and an increase in credit spreads.
On February 18, 2022, the Company commenced dosing in its Phase 3 clinical trial evaluating lixivaptan as a potential treatment for Autosomal Dominant Polycystic Kidney Disease (“ADPKD”). Such event was the milestone trigger for payment of contingent value rights originally issued to the former shareholders and option holders of the Company’s subsidiary, Palladio Biosciences, Inc., in connection with its acquisition by Centessa in January 2021. The contingent value rights entitled such holders to a number of ordinary shares of the Company (including in the form of ADSs) in an aggregate amount of approximately $39.7 million based on the Volume Weighted Average Price of the Company’s ADSs over the five day trading period ending on the date of the milestone trigger. The aggregate number of ordinary shares, issued as ADSs, in satisfaction of such contingent value rights, to the former shareholders and option holders of Palladio Biosciences, Inc was 3,938,423. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities. The ADSs were issued in exchange for the previously-issued contingent value rights of the Company. The Company recognized a remaining adjustment of fair value (a charge of $2.0 million) in its consolidated statement of operations and comprehensive loss in its first quarter of 2022.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	Successor
	June 30, 2022	December 31, 2021
Research and development expenses	$6,116	$11,224
Insurance related expenses	6,279	4,661
Value added tax receivable	2,856	1,422
Other	1,144	993
	$16,395	$18,300

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	June 30, 2022	December 31, 2021
Research and development expenses	$16,718	$9,323
Personnel related expenses	6,068	4,865
Professional fees	2,332	1,514
Income tax liability	—	769
Other	222	102
	$25,340	$16,573
Property and equipment, net consisted of the following (amounts in thousands):

	Successor
	June 30, 2022	December 31, 2021
Computer equipment	$425	$196
Other, primarily construction in progress	574	—
Property and equipment, at cost	999	196
Less: Accumulated depreciation	(94)	(34)
Property and equipment, net	$905	$162
5. Debt
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a one-time milestone payment upon the Company’s first product to obtain regulatory approval.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The interest rate of the Notes during the second quarter of 2022 was 8.72% per annum.
On February 11, 2022, Centessa Pharmaceuticals plc, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into an Amendment to the Note Purchase Agreement (the “Amendment”) with Three Peaks Capital Solutions Aggregator Fund (the “Purchaser”), and Cocoon SA LLC (the “Purchaser Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchaser to modify the Note Purchase Agreement (the “Note Purchase Agreement”), dated as of October 1, 2021 by and among the Company, the Guarantors, the Purchaser and the Purchaser Agent.
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
6. Commitments and Contingencies
Commitments
As of June 30, 2022, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $34.7 million, of which the Company expects to pay $32.3 million within one year and $2.4 million over one to four years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
On February 7, 2022, the Company entered into a 10-year office lease for its new corporate headquarters in Boston, Massachusetts, which required the issuance of a letter of credit of $0.7 million. The fixed annual rent will be approximately $1.6 million in 2023 and will escalate each subsequent year to approximately $1.9 million in Year 10. The Company expects to have a right of use of the office space in early 2023.
Licensing and Collaborative Arrangements
As of June 30, 2022, the Company had no milestone obligations recorded on its balance sheet under its license and collaborative arrangements. Included in research and development expenses in the Company’s consolidated statement of operations and comprehensive loss for the three months ended June 30, 2022 was aggregate incurred expenses of $0.7 million, reflecting the amortization of upfront costs. For the six months ended June 30, 2022, aggregate incurred expenses were $1.5 million. The Company does not expect payments related to its licensing arrangements in 2022 to be material to the Company’s consolidated financial statements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
The Company is not a party to any litigation as of June 30, 2022, that, if determined adversely, would have a material adverse effect on its business and operations.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
7. Share-based Compensation
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$2,654	$924	$5,487	$2,041	$—
General and administrative	2,949	2,305	5,834	3,919	—
	$5,603	$3,229	$11,321	$5,960	$—
Centessa Pharmaceuticals plc (Successor) Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2022	11,730,382	$8.07	9.2 years
Granted	4,164,884	$9.05
Exercised	(77,754)	$5.21
Forfeited	(296,188)	$7.35
Balance at June 30, 2022	15,521,324	$8.37	9.0 years
Exercisable at June 30, 2022	3,799,656	$6.89	8.7 years
Vested and expected to vest at June 30, 2022	15,521,324
The weighted-average grant date fair value of options granted was $6.05 per share for the six months ended June 30, 2022. As of June 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $60.5 million, which the Company expects to recognize over a weighted-average period of 3.1 years.
Based on the trading price of $4.87 per ADS, which is the closing price as of June 30, 2022, the aggregate intrinsic value of options as of June 30, 2022 was $0.6 million, of which $0.5 million is related to vested options.
During the three months ended June 30, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	75.9%
Risk-free interest rate	1.9%
Expected dividend yield	0%
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
Restricted Share Awards
The following table summarizes ordinary share activity for the six months ended June 30, 2022:

Number of Shares
Unvested at January 1, 2022	982,944
Vested	(267,512)
Unvested at June 30, 2022	715,432
As of June 30, 2022, the total unrecognized compensation expense related to unvested ordinary shares was $12.4 million, which the Company expects to recognize over a weighted-average period of 2.9 years.

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

	Successor				Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$1,420	$2,425	$3,119	$3,551	$418

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
Our programs span discovery-stage to late-stage development and cover a range of high-value indications in rare diseases and immuno-oncology. Our management team continuously evaluates our asset portfolio. We currently have registrational trials planned for SerpinPC in Hemophilia B (“HB”) this year, and ongoing development activities related to our clinical, preclinical and earlier stage programs including LB101 in solid tumors, MGX292 in pulmonary arterial hypertension (“PAH”), orexin agonists in narcolepsy, CBS001 in inflammatory / fibrotic diseases and CBS004 in autoimmune conditions. We aim to pursue programs we believe could be first-in-class / best-in-class in areas of significant unmet need. Where appropriate, we are also pursuing opportunities for agile, lean and potentially rapid development, including orphan drug designation, fast track designation, and other regulatory and developmental avenues. Based on our internal epidemiological-based market models, we believe each of our current programs, if approved, has the potential to compete in multi-billion dollar markets.

Recent Updates
We have decided to discontinue development of ZF874 for the treatment of Alpha-1 Antitrypsin Deficiency (“AATD”) following a recent report of an adverse event (AE) involving elevated liver enzymes (alanine aminotransferase (“ALT”) and aspartate aminotransferase (“AST”)) in a PiMZ subject dosed with 5 mg/kg BID of ZF874 in our Phase 1 study. ZF874 was being developed as a pharmacological chaperone designed to rescue the folding of the Z variant of alpha-1-antitrypsin (“A1AT”) for the treatment of AATD. In November 2021, we reported that elevated liver enzymes were observed in a subject dosed with 15 mg/kg BID of ZF874 in the first cohort of patients within Part B of the Phase 1 study. Based on the results of the Phase 1 study observed to date, we have concluded that ZF874 is unlikely to achieve the desired target product profile. We continue to believe that the pharmacological chaperone approach has the potential to address both the lung and liver manifestations of AATD, and we are analyzing data from the Phase 1 study to help inform potential future development plans for our back-up compounds.
In June 2022, we presented the first preclinical data for LB101 (PDL1xCD47), at the 2022 American Society of Clinical Oncology (“ASCO”) Annual Meeting. In vivo data in a MC38 hPD-L1+ syngeneic mouse model demonstrated significantly improved efficacy with durable responses for single-agent LB101 (26 of 32 tumors eradicated across two doses) compared to isotype control IgG (0 of 16) and atezolizumab (4 of 32 across two doses). In rechallenge experiments, none of the mice from groups with prior LB101-induced regressions exhibited tumor growth compared to all naïve mice which rapidly established tumors. At equimolar doses to atezolizumab, LB101 exhibited no anemia, weight-loss or overt toxicity. In vitro data demonstrated PD-L1 binding in the locked form and CD47 binding with strongly enhanced antibody-dependent cellular phagocytosis (ADCP) in the unlocked form. We expect to initiate clinical trials with LB101 following a planned Investigational New Drug (IND) application submission late this year. Additional LockBody molecules, such as LB201 (PD-L1xCD3), are being progressed toward candidate selection expected in early 2023.
Recently, we successfully defended one of our in-licensed European patents related to MGX292 in an opposition proceeding before the European Patent Office (“EPO”). The opposed patent claims cover the use of MGX292 in the treatment of a vascular or respiratory disease, including pulmonary arterial hypertension. During the oral proceedings the Opposition Division of the EPO upheld the granted claims. The decision of the Opposition Division is appealable.
In June 2022, we announced the discontinuation of development of lixivaptan for Autosomal Dominant Polycystic Kidney Disease (“ADPKD”), including both the Phase 3 ACTION Study and the open-label ALERT Study, a program being advanced by Palladio Biosciences, Inc. (“Palladio”). The decision was based on a thorough reassessment of the commercial potential of lixivaptan as a potential best-in-class therapy for patients with ADPKD, and the incremental development challenges and associated costs, following an observation of ALT and AST elevations in one subject in the ALERT Study. The subject, who had previously experienced ALT elevations with tolvaptan on two occasions (maximum ALT elevation of 2.2x the ULN), was observed to have an ALT elevation of 3.3x the ULN and an AST elevation 3.2XULN on day 104 after first dose of lixivaptan. Lixivaptan dosing was stopped. Subsequently, and upon elevation of ALT to 5.7x the ULN, the subject was hospitalized and then discharged the following day. The subject has had no other signs or symptoms, no other implicated drugs, and no lab evidence of viral or autoimmune hepatitis. No alternative plausible causes have been identified for the subject’s abnormal ALT and AST findings. Protocol processes were followed and the subject remained under close monitoring until the ALT and AST returned to normal levels. We continue to wind down both the clinical studies and the operations of Palladio.
During the first half of 2022, we announced plans to discontinue all programs being advanced by PearlRiver Bio and Janpix Limited and wind down their operations. We continue to evaluate strategic options including potential divestment for imgatuzumab, an anti-EGFR mAb, and wind down operations of PearlRiver Bio and Janpix Limited.
In April 2022, we commenced dosing CBS001, a high affinity anti-LIGHT monoclonal antibody, in a Phase 1 study. The Phase 1 study is a double-blind, randomized, placebo-controlled study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and immunogenicity of single- and multiple-ascending doses of intravenously administered CBS001 in healthy volunteers.
In February 2022, we completed pre-IND interactions with the FDA for SerpinPC in Hemophilia B. The FDA considered these to be very consistent with an end of Phase 2 meeting, and based on the FDA feedback, we are proceeding with a streamlined, integrated registrational development plan for SerpinPC in Hemophilia B with fewer than 200 total subjects. If results based on this plan are positive, we intend to seek marketing approval in adults and adolescents with Hemophilia B, with and without inhibitors, as the initial indication. As we are preparing to enter registrational trials sooner than previously anticipated, we are working with the FDA on our plans to accelerate product process development and qualification activities.

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
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $484.2 million. Since inception, Centessa has devoted substantially all of its resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in its clinical and preclinical trials and raising capital. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded operations primarily through the sale and issuance of its equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as Centessa advances the preclinical and clinical development of product candidates; performs research activities as Centessa seeks to discover and develop additional programs and product candidates; carries out maintenance, expansion enforcement, defense, and protection of its intellectual property portfolio; and hires additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on continued refinement of our operating model and development plans, including the impact of the recent termination of our lixivaptan and ZF874 programs, the Company expects the cash and cash equivalents as of June 30, 2022 of $484.2 million, to fund its operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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

Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom and certain European tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. We may not be able to continue to claim the most beneficial payable research and development tax credits in the future if we cease to qualify as a small or medium enterprise, based on size criteria concerning employee headcount, turnover and gross assets. In addition, unless the Company’s subsidiaries qualify for an exemption, there are limitations to how much tax incentive can be claimed. This limitation is calculated as the total of the Company's relevant expenditure on employees in the period, multiplied by 300%, plus £20,000.
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

Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses, franchise tax expense as well as the change in fair value of the Note Purchase Agreement.
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

Results of Operations
The following table sets forth the Company (Successor) results of operations for the three months ended June 30, 2022 and June 30, 2021 (amounts in thousands):

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating expenses:
Research and development	$53,651	$18,134
General and administrative	14,763	11,841
Change in fair value of contingent value rights	—	11,312
Loss from operations	(68,414)	(41,287)
Interest (expense) income, net	(1,628)	27
Other income (expense), net	5,359	(191)
Loss before income taxes	(64,683)	(41,451)
Income tax (benefit)	(22)	—
Net loss	$(64,661)	$(41,451)
Research and Development Expenses
Research and development expenses consist of costs associated with our clinical and preclinical development activities. For programs in the earlier stages of development, we aim to implement capital-efficient plans to reach the next set of catalysts, gating more significant spending until after we obtain clinical proof of concept.
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

The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Active programs
OX2R (Orexia)	$6,916	$4,155
LB101/LB201 (LockBody)	5,070	1,421
SerpinPC (ApcinteX)	4,435	535
MGX292 (Morphogen-IX)	2,975	466
CBS001/CBS004 (Capella)	1,249	636
Other deprioritized or discontinued programs
Lixivaptan (Palladio)	14,628	3,152
ZF874 (Z Factor)	2,831	2,445
Imgatuzumab (Pega-One)	2,549	2,219
Dual-STAT3/5 (Janpix)	1,331	1,150
EGFR Exon20/C797S (PearlRiver)	122	708
Non-program specific costs:
Personnel expenses	11,351	3,790
Research tax incentives	(432)	(3,243)
Other preclinical and clinical development expenses	626	700
Research and development expenses	$53,651	$18,134
Research and development expenses for the three months ended June 30, 2022 were $53.7 million, compared with $18.1 million for the three months ended June 30, 2021. The increase primarily reflected higher development costs for Lixivaptan ($11.5 million) prior to discontinuing the program in June 2022 as well as higher development costs for SerpinPC ($3.9 million); LB101/LB201 ($3.6 million) and OX2R ($2.8 million) as well as increased personnel costs ($7.6 million). The increase in personnel related expenses included severance costs of approximately $2.8 million related to discontinuing certain R&D programs as well as higher headcount and higher share-based compensation expense ($1.7 million) compared with the second quarter of 2021. The decline in research and development tax incentives was primarily the result of new tax legislation in the U.K in 2022, which establishes limitations on the amount of tax incentives.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Personnel expenses	$6,350	$4,279
Legal and professional fees	4,284	5,473
Other expenses	3,843	2,026
Facilities and supplies	286	63
General and administrative expenses	$14,763	$11,841
General and administrative expenses for the three months ended June 30, 2022 was $14.8 million, compared to $11.8 million for the three months ended June 30, 2021. The increase is primarily attributable to higher public company costs as well as higher personnel costs. The increase in personnel related expenses includes an increase in headcount and higher share-based compensation expense of $0.6 million compared with the second quarter of 2021.
Interest (Expense) Income, net
Interest (expense) income, net for the three months ended June 30, 2022 was $(1.6) million and is primarily attributable to interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on cash balances.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2022 was $5.4 million, primarily reflecting a $7.4 million unrealized gain related to remeasuring the Note Purchase Agreement at fair value at June 30, 2022, partially offset by foreign currency transaction losses ($2.0 million). The unrealized gain related to the Note Purchase Agreement was primarily driven by an increase in the discount rate due to a higher risk free rate and an increase in credit spreads. Other (expense) income, net for the three months ended June 30, 2021 was $(0.2) million, largely reflecting foreign currency transaction losses.

Company (Successor) and Centessa Predecessor Group
The following table sets forth the Company (Successor) results of operations for the six months ended June 30, 2022 and for the period from January 30, 2021 through June 30, 2021 as well as the Centessa Predecessor Group for the period January 1, 2021 through January 29, 2021 (amounts in thousands):

	Successor		Predecessor
	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$90,504	$28,276	$662
General and administrative	29,148	17,436	121
Change in fair value of contingent value rights	1,980	11,312	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(121,632)	(277,478)	(783)
Interest (expense) income, net	(3,024)	35	(9)
Amortization of debt discount	—	—	(37)
Other income (expense), net	5,555	(2,699)	—
Loss before income taxes	(119,101)	(280,142)	(829)
Income taxes	58	—	—
Net loss	$(119,159)	$(280,142)	$(829)
Research and Development Expenses
Research and development expenses consist of costs associated with our clinical and preclinical development activities. For programs in the earlier stages of development, we aim to implement capital-efficient plans to reach the next set of catalysts, gating more significant spending until after we obtain clinical proof of concept.
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

The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor		Predecessor
	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Active programs
OX2R (Orexia)	$11,839	$6,225	$—
SerpinPC (ApcinteX)	8,304	961	—
LB101/LB201 (LockBody)	7,680	2,069	241
MGX292 (Morphogen-IX)	5,560	1,708	187
CBS001/CBS004 (Capella)	4,046	1,201	—
Other deprioritized or discontinued programs
Lixivaptan (Palladio)	23,085	3,661	—
ZF874 (Z Factor)	5,507	3,519	323
Imgatuzumab (Pega-One)	3,904	2,373	—
Dual-STAT3/5 (Janpix)	3,778	1,802	—
EGFR Exon20/C797S (PearlRiver)	529	993	—
Non-program specific costs:
Personnel expenses	21,424	7,963	98
Research tax incentives	(6,126)	(5,162)	(222)
Other preclinical and clinical development expenses	974	963	35
	$90,504	$28,276	$662
Research and development expenses for the Company (Successor) for the six months ended June 30, 2022 were $90.5 million, compared to $28.3 million for the period from January 30, 2021 through June 30, 2021 and $0.7 million for the Centessa Predecessor Group the period of January 1, 2021 through January 29, 2021. The increase primarily reflected higher development costs for Lixivaptan ($19.4 million) prior to its discontinuation in June 2022 as well as increased personnel costs ($13.4 million), higher development costs for SerpinPC ($7.3 million) and growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021; partially offset by higher research tax incentives in 2022. The increase in personnel related expenses included employee severance costs of approximately $3 million related to discontinuing certain research and development programs as well as higher costs due to increased headcount and higher share-based compensation expense of $3.4 million.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor		Predecessor
	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Personnel expenses	$12,848	$7,130	$—
Legal and professional fees	7,635	7,762	117
Other expenses	8,071	2,443	4
Facilities and supplies	594	101	—
	$29,148	$17,436	$121
General and administrative expenses for the Company (Successor) for the six months ended June 30, 2022 was $29.1 million, compared to $17.4 million for the period from January 30, 2021 through June 30, 2021 and $0.1 million for the Centessa Predecessor Group for the period January 1, 2021 through January 29, 2021. The increase is primarily attributable to higher public company costs as well as higher personnel costs. The increase in personnel related expenses includes an increase in headcount and higher share-based compensation expense of $1.9 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through June 30, 2022.
Interest (Expense) Income, net
Interest (expense) income, net for the Company for the six months ended June 30, 2022 was $(3.0) million and is primarily attributable to interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on cash balances.
Other Income (Expense), net
Other income (expense), net for the Company (Successor) for the six months ended June 30, 2022 was $5.6 million, primarily reflecting an $8.3 million gain related to remeasuring the Note Purchase Agreement at fair value at June 30, 2022, partially offset by foreign currency transaction losses ($2.6 million). The unrealized gain related to the Note Purchase Agreement was primarily driven by an increase in the discount rate due to a higher risk free rate and an increase in credit spreads. Other (expense) income, net for the Company during the period from January 30, 2021 through June 30, 2021 was $(2.7) million, largely reflecting foreign currency transaction losses.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, the Company had cash and cash equivalents of $484.2 million. Concurrent with the acquisition of the Centessa Subsidiaries by the Company (Successor) in January 2021, the Company (Successor) completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, the Company (Successor) completed its IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company (Successor) received aggregate net proceeds of $344.1 million, which includes the full exercise of the underwriters’ option.
In October 2021, the Company entered into a financing agreement with funds managed by Oberland Capital, which provides the Company additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $75 million and $50 million within 24 months at the Company's option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. The maturity date of the Oberland Capital Notes is October 4, 2027.

In July 2022, the Company filed a shelf registration statement (Form S-3) with the SEC, under which the Company may offer and sell from time to time up to $350,000,000 in the aggregate of its ordinary shares, each of which may be represented by one American Depositary Share; senior or subordinated debt securities; warrants to purchase any securities that may be sold under the prospectus; units or any combination of such securities as described in such registration statement.
The Company (Successor) has no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
Company (Successor) and Centessa Predecessor Group
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
	Six months ended June 30, 2022	Period from January 30, 2021 through June 30, 2021	Period from January 1, 2021 through January 29, 2021
Net cash (used in) provided by:
Operating activities	$(109,894)	$(45,512)	$(1,049)
Investing activities	(469)	63,368	—
Financing activities	144	587,710	—
Exchange rate effect on cash and cash equivalents	(702)	3,228	80
Net increase (decrease) in cash and cash equivalents	$(110,921)	$608,794	$(969)
Operating Activities
During the six months ended June 30, 2022, the Company (Successor) used $109.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $119.2 million, partially offset by noncash net charges of $5.1 million for share-based compensation, depreciation expense and changes in the fair value of debt and the contingent value rights.
During the period from January 30, 2021 through June 30, 2021, the Company (Successor) used $45.5 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $280.1 million, which included noncash charges of $237.7 million reflecting a $220.5 million non-cash charge for acquired in-process research and development in connection with the acquisition of the Centessa Subsidiaries, a non-cash share-based compensation expense of $6.0 million and a non-cash charge resulting from the change in fair value of contingent value rights of $11.3 million. For the period, there was a $(3.1) million net change in operating assets and liabilities. During the period from January 1, 2021 through January 29, 2021, the Centessa Predecessor Group used $1.0 million of net cash in operating activities. Cash used in operating activities reflected the net loss of $0.8 million and $(0.2) million net change in operating assets and liabilities.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities for the Company (Successor) was $(0.5) million, largely reflecting the purchase of property and equipment. During the period from January 30, 2021 through June 30, 2021, net cash provided by investing activities for the Company (Successor) was $63.4 million and was primarily attributable to $68.0 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries, partially offset by the related $4.6 million of transaction costs paid during the period. There were no investing activities for the Group during the period from January 1, 2021 through January 29, 2021.
Financing Activities
During the six months ended June 30, 2022, financing activities for the Company (Successor) provided $0.1 million in net cash, as cash received from the exercise of stock options were partially offset by the payment of debt issuance costs. During the period from January 30, 2021 through June 30, 2021, financing activities for the Company (Successor) provided $587.7 million net proceeds reflecting the sale of the Company (Successor)’s Series A preferred shares in January 2021, the sale of ordinary shares as part of the Company’s initial public offering in June 2021 as well as proceeds from the exercise of stock options. There were no financing activities for the Group for the period from January 1, 2021 through January 29, 2021.

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
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, as amended, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

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
Contractual Obligations and Other Commitments
As of June 30, 2022, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
If we are a “smaller reporting company” at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer (our principal executive officer, principal accounting officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of July 31, 2022, we had an aggregate of 93 employees and 73 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of July 31, 2022, our central team consisted of 68 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Saurabh Saha, M.D., Ph.D., our Chief Executive Officer, Iqbal Hussain, our General Counsel, David Grainger, PhD, our Chief Innovation Officer and David Chao, PhD, our Chief Administrative Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Dr. Saha, Mr. Hussain, Dr. Grainger and Dr Chao do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. Ms. Thorell, our former Chief Accounting Officer, also served as an officer and director of certain Centessa Subsidiaries until her resignation, she received no additional compensation for her service as an officer and/or director of any Centessa Subsidiary. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
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
For example, each of Pega-One, ApcinteX, Z Factor and Morphogen-IX, is party to certain license agreements that provide for payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, we have recently determined to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of Non-Small Cell Lung Cancer (NSCLC), ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in Acute Myeloid Leukemia (AML). We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and such termination may expose us to additional risks including regulatory risk.
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
As of June 30, 2022, we had $484.2 million in cash and cash equivalents. Based on continued refinement of our operating model and development plan, the Company expects cash and cash equivalents to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the

Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes in the second quarter of 2022 is 8.72% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
Starting on the date of the first commercial sale of lixivaptan and ending on the tenth anniversary of the First Purchase Date, the Purchasers would have had the right to receive 1.00% (the “Revenue Participation Rate”) of the first $200.0 million of worldwide net sales of lixivaptan in each calendar year, payable quarterly (the “Revenue Participation Payments”). The Revenue Participation Rate was subject to pro-rata increase if the Second Purchase Notes and/or the Third Purchase Notes were issued and would not have exceeded 2.67%. Since the Company’s discontinuation of the development of lixivaptan for the treatment of ADPKD, this milestone is no longer achievable under the NPA.
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
We have no products on the market and most of our product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have two product candidates that are in clinical development— SerpinPC and CBS001. The remainder of our programs are in discovery or IND-enabling phases. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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
Some of the clinical trials performed to date were, and in the future we may conduct, open-label studies involving only a limited number of clinical sites and a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control. Given that our development program for SerpinPC has included open-label clinical trials, the results from these clinical trials, and any future open-label studies, may not be predictive of future clinical trial results with this or other product candidates when studied in a controlled environment with a placebo or active control.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications. For example, ApcinteX is developing SerpinPC for the treatment of hemophilia. Trials in orphan indications often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
We may in the future seek orphan drug designation for certain of our product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission after recommendation from the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition which either affects not more than 5 in 10,000 persons in the European Union, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment which is authorized for marketing in the EU, or, if a method exists, the product would be of significant benefit to those affected by the condition.
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
•For CBS001, product candidates in clinical development targeting LIGHT such as AVTX-002 being developed by Avalo Therapeutics as well as approved products including tezepelumab for the treatment of asthma and dupilumab for treatment of atopic dermatitis, asthma, and other inflammatory conditions.
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
In June 2022, we announced our strategic decision to discontinue development of lixivaptan for ADPKD including both the Phase 3 ACTION Study and the open-label ALERT Study. The decision was based on a thorough reassessment of the commercial potential of lixivaptan as a potential best-in-class therapy for patients with ADPKD, and the incremental development challenges and associated costs, following a recent observation of ALT and AST elevations in one subject in the ALERT Study.
We also decided to discontinue development of ZF874 for the treatment of AATD following a recent report of an adverse event involving elevated liver enzymes (ALT and AST) in a PiMZ subject dosed with 5 mg/kg BID of ZF874 in our Phase 1 study. In November 2021, we reported that elevated liver enzymes were observed in a subject dosed with 15 mg/kg BID of ZF874 in the first cohort of patients within Part B of the Phase 1 study. Based on the results of the Phase 1 study observed to date, we have concluded that ZF874 is unlikely to achieve the desired target product profile.
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
We are currently conducting and plan to conduct future clinical trials for certain product candidates outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected; and (ii) the FDA is able to validate the data from the trial through an on-site inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. See “—Business interruptions resulting from the ongoing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.” In addition, since the beginning of the COVID-19 pandemic, several vaccines for the coronavirus have been granted Emergency Use Authorization by the FDA, and some of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
European data protection laws also provide for robust regulatory enforcement and significant penalties for noncompliance, including, for example, under the GDPR, fines of up to €20 million (£17.5 million) or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some Processing of personal data carried out by noncompliant businesses – including permitting authorities to require destruction of improperly gathered or used personal data. European supervisory authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. The GDPR also confers a private right of action on data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. As noted above, the legality of transfers of personal data to the United States and other third countries is a subject of particular uncertainty and we expect increased enforcement activity from the supervisory authorities with respect to such transfers.
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
Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (“UCPA”) into law. The UCPA will take effect on December 31, 2023. Finally, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law.
With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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
Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting ordinary shares held by non-affiliates was less than $560.0 million on June 30, 2022, we qualify as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our ordinary shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
As of June 30, 2022, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.

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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.8% of our voting shares as of June 30, 2022. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of June 30, 2022, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 7,579,958 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)     Recent Sales of Unregistered Equity Securities

None

(b)     Use of Proceeds from Initial Public Offering
On May 27, 2021, our Registration Statement on Form S-1 (file No. 333-255393) was declared effective by the SEC for our initial public offering of ADSs, or IPO. In June 2021, the Company completed an initial public offering (“IPO”) of its ordinary shares through the sale and issuance of 16,500,000 ADSs, at an initial price of $20.00 per ADS. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. Following the close of the IPO, the underwriters fully exercised their option to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company received aggregate net proceeds of $344.1 million in connection with the IPO and subsequent exercise of the underwriter’s options after deducting underwriting discounts, commissions and other offering expenses paid or to be paid.
Except for the planned redeployment of resources from our lixivaptan, ZF874, imgatuzumab, PearlRiver Bio and Janpix programs there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments.

(c)    Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1	Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CENTESSA PHARMACEUTICALS PLC

Date: August 10, 2022	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)