Form 10-Q
period 2022-09-30
Centessa Pharmaceuticals plc
filed 2022-11-10
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 94,596,247 ordinary shares as of October 31, 2022.

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
•Our credit facility and payment obligations under the Note Purchase Agreement with Oberland Capital contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse clinical or regulatory developments or economic or business downturns or which may result in Oberland Capital taking possession of our assets and disposing of any collateral.
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
•our ability to fulfill our obligations under the Note Purchase Agreement, as amended, with Three Peaks Capital Solutions Aggregator Fund (the “Purchaser”), and Cocoon SA LLC (the “Purchaser Agent”), an affiliate of Oberland Capital Management LLC (collectively “Oberland Capital”);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc (Successor)
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$444,843	$595,082
Tax incentive receivable	19,961	15,392
Prepaid expenses and other current assets	12,186	18,300
Total current assets	476,990	628,774
Property and equipment, net	552	162
Other, net	1,813	699
Total assets	$479,355	$629,635
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,858	$8,065
Accrued expenses and other current liabilities	27,333	16,573
Total current liabilities	38,191	24,638
Long term debt	68,200	75,700
Contingent value rights	—	37,700
Other, net	43	43
Total liabilities	106,434	138,081
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 94,571,651 issued and outstanding at September 30, 2022; 152,500,000 shares authorized, 89,988,228 issued and outstanding at December 31, 2021	263	252
Additional paid-in capital	933,040	876,267
Accumulated other comprehensive (loss) income	(1,695)	688
Accumulated deficit	(558,687)	(385,653)
Total shareholders' equity	372,921	491,554
Total liabilities and shareholders' equity	$479,355	$629,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Successor				Predecessor
	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$36,744	$25,850	$127,248	$54,126	$662
General and administrative	12,284	12,464	41,432	29,900	121
Change in fair value of contingent value rights	—	—	1,980	11,312	—
Acquired in-process research and development	—	—	—	220,454	—
Loss from operations	(49,028)	(38,314)	(170,660)	(315,792)	(783)
Interest (expense) income, net	(1,845)	65	(4,869)	100	(9)
Amortization of debt discount	—	—	—	—	(37)
Other income (expense), net	(3,143)	(1,906)	2,412	(4,605)	—
Loss before income taxes	(54,016)	(40,155)	(173,117)	(320,297)	(829)
Income taxes	(141)	—	(83)	—	—
Net loss	(53,875)	(40,155)	(173,034)	(320,297)	(829)
Other comprehensive loss:
Foreign currency translation adjustment	(553)	(487)	(2,383)	2,828	107
Total comprehensive loss	$(54,428)	$(40,642)	$(175,417)	$(317,469)	$(722)

Net loss per ordinary share - basic and diluted	$(0.57)	$(0.45)	$(1.86)	$(4.60)
Weighted average ordinary shares outstanding - basic and diluted	94,327,914	89,899,454	92,994,990	69,597,648

The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039
Stock option exercises	—	—	72,834	—	283	—	—	283
Vesting of ordinary shares	—	—	226,900	—	—	—	—	—
Share-based compensation expense	—	—	—	—	7,027	—	—	7,027
Foreign currency translation adjustments	—	—	—	—	—	(553)	—	(553)
Net loss	—	—	—	—	—	—	(53,875)	(53,875)
Balance at September 30, 2022	—	$—	94,571,651	$263	$933,040	$(1,695)	$(558,687)	$372,921

Balance at July 1, 2021	—	$—	89,899,419	$252	$866,889	$3,225	$(284,724)	$585,642
Vesting of ordinary shares	—	—	1,006	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,133	—	—	4,133
Foreign currency translation adjustments	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(40,155)	(40,155)
Balance at September 30, 2021	—	$—	89,900,425	$252	$871,022	$2,738	$(324,879)	$549,133

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Series A Preferred		Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net	—	—	3,938,423	10	37,738	—	—	37,748
Stock option exercises	—	—	150,588	—	688	—	—	688
Vesting of ordinary shares	—	—	494,412	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	18,348	—	—	18,348
Foreign currency translation adjustments	—	—	—	—	—	(2,383)	—	(2,383)
Net loss	—	—	—	—	—	—	(173,034)	(173,034)
Balance at September 30, 2022	—	$—	94,571,651	$263	$933,040	$(1,695)	$(558,687)	$372,921

Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3.4 million	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries	—	—	44,758,079	123	262,575	—	—	262,698
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Repurchase of ordinary shares concurrent with acquisition of Centessa Subsidiaries	—	—	(4,450,000)	(12)	—	—	—	(12)
Sale of ordinary shares in connection with IPO, net of issuance costs of $8.8 million	—	—	16,500,000	47	298,030	—	—	298,077
Sale of ordinary shares in connection with underwriters exercise of option to purchase	—	—	2,475,000	7	46,052	—	—	46,059
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—
Stock option exercises	—	—	50,000	—	292	—	—	292
Share-based compensation expense	—	—	—	—	10,093	—	—	10,093
Vesting of ordinary shares	—	—	226,444	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,828	—	2,828
Net loss	—	—	—	—	—	—	(320,297)	(320,297)
Balance at September 30, 2021	—	$—	89,900,425	$252	$871,022	$2,738	$(324,879)	$549,133
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Successor		Predecessor
	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Cash flows from operating activities:
Net loss	$(173,034)	$(320,297)	$(829)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	220,454	—
Share-based compensation expense	18,348	10,093	—
Depreciation and amortization	95	22	—
Change in fair value of financial instruments	(5,520)	11,312	—
Changes in operating assets and liabilities:
Tax incentive receivable	(7,847)	(10,253)	74
Prepaid expenses and other assets	4,209	(6,149)	681
Accounts payable	3,755	5,529	(358)
Accrued expenses and other liabilities	11,095	7,635	(589)
Other, net	(83)	2,972	(28)
Net cash used in operating activities	(148,982)	(78,682)	(1,049)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries	—	68,038	—
Cash paid to acquire in-process research and development	—	(4,596)	—
Purchase of property and equipment	(485)	(122)	—
Net cash (used in) provided by investing activities	(485)	63,320	—

Cash flows from financing activities:
Proceeds from option exercises	629	292	—
Debt issuance costs	(261)	—	—
Proceeds from the sale of preferred shares, net of issuance costs	—	241,597	—
Proceeds from the sale of ordinary shares in connection with initial public offering, net of issuance costs paid in cash	—	344,136	—
Other, net	—	(307)	—
Net cash provided by financing activities	368	585,718	—
Effect of exchange rate on cash and cash equivalents	(1,140)	3,493	80
Net (decrease) increase in cash and cash equivalents	(150,239)	573,849	(969)
Cash and cash equivalents at beginning of period	595,082	4,966	7,227
Cash and cash equivalents at end of period	$444,843	$578,815	$6,258
Supplemental disclosure:
Interest paid	$5,074	$—	$—
Income taxes paid	$862	$—	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$39,680	$—	$—
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$—	$262,698	$—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$—	$22,618
Issuance of Series A convertible preferred shares upon conversion of debt	$—	$6,250	$—
Forgiveness of convertible term loan	$—	$6,199	$—
The accompanying notes are an integral part of these unaudited interim consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover and develop transformational medicines for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, we re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
In January 2021, the management and equity holders of ApcinteX Limited, Capella Biosciences Limited, Inexia Limited, Janpix Limited (“Janpix”), LockBody Therapeutics Ltd, Morphogen-IX Limited, Orexia Limited, Palladio Biosciences, Inc., PearlRiver Bio GmbH (“PearlRiver Bio”), Pega-One S.A.S. (“Pega-One”), and Z Factor Limited (together, the “Centessa Subsidiaries”), contributed the Centessa Subsidiaries to Centessa, in a share for share exchange, after which these companies became wholly-owned subsidiaries of Centessa.
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
Risks and Liquidity
The Company is subject to risks common to other life science companies in various stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations in the markets in which the Company is seeking approvals, including U.S. Food and Drug Administration (“FDA”) regulations.

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(558.7) million as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash and cash equivalents as of September 30, 2022 of $444.8 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these unaudited interim financial statements.
Global Pandemic – COVID-19
On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the ongoing COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of September 30, 2022, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
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
Accordingly, the accompanying unaudited interim consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The results of operations contained in the unaudited interim consolidated and combined financial statements include the Centessa Predecessor Group’s combined financial results for the period from January 1, 2021 through January 29, 2021 and the Company (Successor)’s consolidated financial results for the three months ended September 30, 2022 and September 30, 2021 as well as for the nine months ended September 30, 2022 and for period from January 30, 2021 through September 30, 2021. The unaudited interim consolidated balance sheet presents the consolidated financial position of the Company on September 30, 2022.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
In the opinion of management, the accompanying unaudited interim consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of September 30, 2022 and as of December 31, 2021;
•the Company’s results of operations for the three months and the nine months ended September 30, 2022, for the three months ended September 30, 2021 and the period from January 30, 2021 through September 30, 2021;
•the Company’s cash flows for the nine months ended September 30, 2022 and the period from January 30, 2021 through September 30, 2021; and
•the Predecessor’s results of operations and cash flows for the period from January 1, 2021 through January 29, 2021.

Operating results for the Company for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated and combined financial statements, presented herein, do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the 2021 Annual Report have been omitted. Therefore, these unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group found in the Form 10-K filed with the SEC.
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
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, which has a useful life of three years, as well as leasehold improvements, which have a useful life of the lesser of the lease term or their useful life. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense was $95 thousand for the nine-month period ending September 30, 2022 and $22 thousand for the period from January 30, 2021 through September 30, 2021.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital. Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a milestone payment upon the Company’s first product to obtain regulatory approval and was obligated to pay revenue participation payments, starting on the date of the first commercial sale of lixivaptan. Since the Company’s discontinuation of the development of lixivaptan for the treatment of ADPKD, the revenue participation payment is no longer achievable.

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

	Nine Months Ended September 30, 2022	Period from January 30, 2021 through September 30, 2021
Unvested ordinary shares	657,427	987,361
Restricted stock units	2,270,055	—
Stock options	14,945,667	10,755,205
	17,873,149	11,742,566
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
The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022
Liabilities
Note Purchase Agreement	$—	$—	$68,200

December 31, 2021
Liabilities
Contingent Value Rights	$—	$—	$37,700
Note Purchase Agreement	$—	$—	$75,700

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(7,500)
Settlement	(39,680)	—
Balance at September 30, 2022	$—	$68,200
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the nine months ended September 30, 2022, the Company recorded an unrealized gain of $7.5 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss. The unrealized gain was primarily the result of an increase in the discount rate due to a higher risk free rate and an increase in credit spreads.
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
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	Successor
	September 30, 2022	December 31, 2021
Research and development expenses	$4,546	$11,224
Insurance related expenses	4,607	4,661
Value added tax receivable	1,745	1,422
Other	1,288	993
	$12,186	$18,300

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	September 30, 2022	December 31, 2021
Research and development expenses	$18,548	$9,323
Personnel related expenses	6,067	4,865
Professional fees	2,209	1,514
Income tax liability	—	769
Other	509	102
	$27,333	$16,573
Property and equipment, net consisted of the following (amounts in thousands):

	Successor
	September 30, 2022	December 31, 2021
Computer equipment	$430	$196
Construction in progress	251	—
Property and equipment, at cost	681	196
Less: Accumulated depreciation	(129)	(34)
Property and equipment, net	$552	$162
5. Debt
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital. Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes (the “Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available within 24 months at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a one-time milestone payment upon the Company’s first product to obtain regulatory approval.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The interest rate of the Notes during the third quarter of 2022 was 10.03% per annum.
On February 11, 2022, Centessa Pharmaceuticals plc, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into an Amendment to the Note Purchase Agreement (the “Amendment”) with Oberland Capital to modify the Note Purchase Agreement, dated as of October 1, 2021 by and among the Company, the Guarantors, the Purchaser and the Purchaser Agent.
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
6. Commitments and Contingencies
Commitments
As of September 30, 2022, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $32.0 million, of which the Company expects to pay $28.8 million within one year and $3.2 million over one to four years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
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
Licensing and Collaborative Arrangements
As of September 30, 2022, the Company had no milestone obligations recorded on its balance sheet under its license and collaborative arrangements. Included in research and development expenses in the Company’s consolidated statement of operations and comprehensive loss for the three months ended September 30, 2022 was aggregate incurred expenses of $0.8 million, reflecting the amortization of upfront costs. For the nine months ended September 30, 2022, aggregate incurred expenses were $2.2 million. The Company does not expect payments related to its licensing arrangements in the next twelve months to be material to the Company’s consolidated financial statements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
On September 28, 2022, the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements
7. Share-based Compensation
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$3,213	$1,572	$8,700	$3,613	$—
General and administrative	3,814	2,561	9,648	6,480	—
	$7,027	$4,133	$18,348	$10,093	$—
Centessa Pharmaceuticals plc (Successor) Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2022	11,730,382	$8.07	9.2 years
Granted	4,914,785	$8.42
Exercised	(150,588)	$4.57
Forfeited	(1,548,912)	$10.48
Balance at September 30, 2022	14,945,667	$7.92	8.4 years
Exercisable at September 30, 2022	4,551,327	$7.17	7.4 years
Vested and expected to vest at September 30, 2022	14,945,667
The weighted-average grant date fair value of options granted was $5.64 per share for the nine months ended September 30, 2022. As of September 30, 2022, the total unrecognized compensation expense related to unvested stock option awards was $51.8 million, which the Company expects to recognize over a weighted-average period of 2.8 years.
Based on the trading price of $4.02 per ADS, which is the closing price as of September 30, 2022, the aggregate intrinsic value of options as of September 30, 2022 was $0.3 million, of which $0.2 million is related to vested options.
During the nine months ended September 30, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	76.2%
Risk-free interest rate	2.1%
Expected dividend yield	0%
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
Restricted Share Awards
The following table summarizes ordinary share activity for the nine months ended September 30, 2022:

Number of Shares
Unvested at January 1, 2022	982,944
Vested	(325,517)
Unvested at September 30, 2022	657,427
As of September 30, 2022, the total unrecognized compensation expense related to unvested ordinary shares was $11.3 million, which the Company expects to recognize over a weighted-average period of 2.7 years.
Restricted Share Units
On July 1, 2022, the board of directors of the Company (the “Board”) approved the grant of restricted stock unit awards under the Company’s Amended and Restated 2021 Stock Option and Incentive Plan to certain executive officers and employees of the Company. The grant date fair market value of each award was $5.17. The bulk of the restricted stock unit awards vest in ten equal quarterly installments. The Board, following the recommendations of the Company’s Compensation Committee, approved the restricted stock unit awards as a retention grant to incentivize and encourage retention of certain officers and employees.

Number of Units
Unvested at January 1, 2022	—
Granted	2,458,950
Vested	(168,895)
Forfeited	(20,000)
Unvested at September 30, 2022	2,270,055
As of September 30, 2022, the total unrecognized compensation expense related to unvested restricted share units was $11.3 million, which the Company expects to recognize over a weighted-average period of 2.3 years.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Unaudited Interim Consolidated and Combined Financial Statements

	Successor				Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$2,744	$1,740	$5,863	$5,291	$418
9. Subsequent Event
Second Amendment to Note Purchase Agreement
On November 7, 2022, we and certain of our wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into an Amendment No. 2 to Note Purchase Agreement (the “Second Amendment”) with the Purchaser, and the Purchaser Agent to modify the Note Purchase Agreement.
Under the terms of the Note Purchase Agreement, the Company was required to (i) redomicile its subsidiary Pega-One out of France (such obligation, the “Subsidiary Restructuring”) or (ii) to establish a blocked deposit account in favor of the Purchaser Agent and deposit $25 million in such account. Pursuant to the Second Amendment, the Purchaser and the Purchaser Agent waived the requirements to take the actions in (i) and (ii) above, and, the Company agreed to increase the minimum cash balance required under the Note Purchase Agreement from 75% to 90% of the aggregate principal amount of all Notes. In addition, the Purchaser agent agreed that in the event the Company divests the business or assets of PearlRiver Bio GmbH, Pega-One SAS or Janpix Limited, any contingent amounts from such sales shall not be counted toward the $100 million deductible unless and until such contingent amounts are received by the Company.

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
We are a clinical-stage pharmaceutical company that aims to discover and develop medicines that are transformational for patients. Our model seeks to minimize infrastructure investment and fixed costs by incorporating extensive outsourced resources into our research and development model to optimize deployment of funds for discovery and development. We are led by a management team with extensive R&D experience from leading biotech and pharmaceutical companies. Our management team provides direct guidance to rapidly advance our programs from research through all stages of development through the integrated one-team structure of our operating model. The management team is also responsible for judicious capital and resource allocation decisions for discovery and development efforts across the portfolio and aims to expeditiously evaluate and potentially terminate programs when the data do not support advancing a program.
Our programs span discovery-stage to late-stage development and cover a range of high-value indications including SerpinPC in hemophilia B, LB101 in solid tumors, MGX292 in pulmonary arterial hypertension (“PAH”), orexin agonists in narcolepsy, CBS001 in inflammatory / fibrotic diseases and CBS004 in autoimmune conditions. We aim to pursue programs we believe could be first-in-class / best-in-class in areas of significant unmet need. Where appropriate, we are also pursuing opportunities for agile, lean and potentially rapid development, including orphan drug designation, fast track designation, and other regulatory and developmental avenues.

Recent Updates
In February 2022, we completed pre-IND interactions with the U.S. Food and Drug Administration (FDA) for SerpinPC, a novel inhibitor of activated protein C (“APC”), in hemophilia B. The FDA considered these to be very consistent with an end of Phase 2 meeting, and based on the FDA feedback, we are proceeding with a streamlined, integrated registrational development plan for SerpinPC in hemophilia B with fewer than 200 total subjects, including two planned Phase 2b interventional studies, PRESent-2 (moderately severe to severe hemophilia B without inhibitors, and severe hemophilia A with and without inhibitors) and PRESent-3 (hemophilia B with inhibitors), preceded by a non-interventional (i.e., observational) feeder study, PRESent-5.
In September 2022, we received a “Study May Proceed Letter” from the FDA for the Phase 2b clinical studies under our investigational new drug (IND) application. As an integral part of our registrational strategy, we plan to initiate PRESent-5 in the fourth quarter of 2022 to collect enough observational data for minimum defined periods of time before switching to dosing subjects in PRESent-2 or PRESent-3, planned for 2023. In parallel and based on the FDA feedback, we continue to work with the FDA on our plans to accelerate product process development and qualification activities. This streamlined, integrated development program is designed to support marketing approval in adults and adolescents with hemophilia B, with and without inhibitors, as the initial indication.
Separately, we plan to present new data from an additional 18-months of continued treatment in the open-label extension (“OLE”) of AP-0101, a Phase 2a Study of SerpinPC for the treatment of hemophilia, in an oral presentation at the 64th American Society of Hematology (“ASH”) Annual Meeting on December 10, 2022. The presentation will include data on reduction of bleeding, safety and tolerability from an additional 18-months of continued treatment with a subcutaneous injection of SerpinPC at a flat dose of 60 mg once every 4 weeks for 48 weeks, followed by 1.2 mg/kg once every 2 weeks for 24 weeks, in subjects with hemophilia. We previously shared the results for the six-month repeat dose portion of the Phase 2a Study in September 2021.

In September 2022, we announced that the FDA has granted Orphan Drug Designation to SerpinPC for the treatment of hemophilia B.
In September 2022, we announced non-clinical pharmacokinetic (“PK”) and safety data in non-human primates (“NHPs”) for LB101, our first LockBody® candidate for solid tumors. In the study, male and female cynomolgus monkeys were administered LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, intravenously, every 7 days over 28 days (q7 days x 4) at doses of 5mg/kg, 20mg/kg, and 50mg/kg. The pharmacokinetics of LB101 were assessed and exhibited a typical IgG1-like PK profile. There were no adverse changes in hematologic parameters (including no anemia and no thrombocytopenia), no changes in body weights and no adverse toxicology findings. These data follow our June 2022 presentation of the first non-clinical data for LB101, at the 2022 American Society of Clinical Oncology (“ASCO”) Annual Meeting. In vivo data in a MC38 hPD-L1+ syngeneic mouse model demonstrated significantly improved activity with durable responses for single-agent LB101 (26 of 32 tumors eradicated across two doses) compared to isotype control IgG (0 of 16) and atezolizumab (4 of 32 across two doses). We expect to initiate clinical trials with LB101 following a planned Investigational New Drug (IND) application submission late this year. Additional LockBody molecules, such as LB201 (PD-L1xCD3), are being progressed toward candidate selection expected in early 2023.
In August 2022, we discontinued development of ZF874 for the treatment of Alpha-1 Antitrypsin Deficiency (“AATD”) following a report of elevated liver enzymes (alanine aminotransferase (“ALT”) and aspartate aminotransferase (“AST”)) in our Phase 1 study.
We have substantially completed the wind down of our lixivaptan program with Palladio Biosciences, Inc. (“Palladio”).
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

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $444.8 million. Since inception, Centessa has devoted substantially all of its resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in its clinical and preclinical trials and raising capital. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded operations primarily through the sale and issuance of its equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. The Company expects to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as Centessa advances the preclinical and clinical development of product candidates; performs research activities as Centessa seeks to discover and develop additional programs and product candidates; carries out maintenance, expansion enforcement, defense, and protection of its intellectual property portfolio; and hires additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, the Company expects the cash and cash equivalents as of September 30, 2022 of $444.8 million, to fund its operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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
•costs of funding research performed by third parties, including pursuant to agreements with contract research organizations ("CROs") for active and discontinued programs, as well as investigative sites and consultants that conduct preclinical studies and clinical trials;
•expenses incurred under agreements with contract manufacturing organizations ("CMOs"), including committed costs for discontinued programs, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
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

Results of Operations
The following table sets forth the Company (Successor) results of operations for the three months ended September 30, 2022 and September 30, 2021 (amounts in thousands):

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating expenses:
Research and development	$36,744	$25,850
General and administrative	12,284	12,464
Change in fair value of contingent value rights	—	—
Loss from operations	(49,028)	(38,314)
Interest (expense) income, net	(1,845)	65
Other (expense) income, net	(3,143)	(1,906)
Loss before income taxes	(54,016)	(40,155)
Income taxes	(141)	—
Net loss	$(53,875)	$(40,155)
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

The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Active programs
LB101/LB201 (LockBody)	$5,728	$1,063
SerpinPC (ApcinteX)	5,596	831
OX2R (Orexia)	3,642	4,786
MGX292 (Morphogen-IX)	3,546	1,196
CBS001/CBS004 (Capella)	1,091	2,686
Other deprioritized or discontinued programs
Lixivaptan (Palladio)	5,118	6,186
ZF874 (Z Factor)	4,432	1,439
Dual-STAT3/5 (Janpix)	763	1,466
Imgatuzumab (Pega-One)	685	4,301
EGFR Exon20/C797S (PearlRiver)	39	874
Non-program specific costs:
Personnel expenses	8,134	5,091
Research tax incentives	(2,694)	(5,953)
Other preclinical and clinical development expenses	664	1,884
Research and development expenses	$36,744	$25,850
Research and development expenses for the three months ended September 30, 2022 were $36.7 million, compared with $25.9 million for the three months ended September 30, 2021. The increase primarily reflected higher development costs on active programs for LB101/LB201 ($4.7 million), SerpinPC ($4.8 million), MGX292 ($2.4 million) as well as lower research and development tax incentives ($3.3 million) and increased personnel costs ($3.0 million). The increase in personnel related expenses reflected higher headcount and higher share-based compensation expense ($1.6 million) compared with the third quarter of 2021. The decline in research and development tax incentives was primarily the result of new tax legislation in the U.K in 2022, which establishes limitations on the amount of tax incentives. These drivers of higher costs in the quarter were partially offset by net reduced spending on deprioritized/discontinued programs ($3.2 million).

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Personnel expenses	$6,511	$5,275
Legal and professional fees	3,036	3,578
Other expenses	2,378	3,260
Facilities and supplies	359	351
General and administrative expenses	$12,284	$12,464
General and administrative expenses for the three months ended September 30, 2022 was $12.3 million, compared to $12.5 million for the three months ended September 30, 2021. The slight decline reflected lower insurance costs partially offset by an increase in personnel costs, which was the result of higher share-based compensation expense of $1.3 million compared with the third quarter of 2021.
Interest (Expense) Income, net
Interest (expense) income, net for the three months ended September 30, 2022 was $(1.8) million and is primarily attributable to interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on cash balances.
Other (Expense) Income, net
Other (expense) income, net for the three months ended September 30, 2022 was $(3.1) million, primarily reflecting foreign currency transaction losses ($2.3 million) and an $(0.8) million unrealized loss related to remeasuring the Note Purchase Agreement at fair value at September 30, 2022. Other (expense) income, net for the three months ended September 30, 2021 was $(1.9) million, largely reflecting foreign currency transaction losses.

Company (Successor) and Centessa Predecessor Group
The following table sets forth the Company (Successor) results of operations for the nine months ended September 30, 2022 and for the period from January 30, 2021 through September 30, 2021 as well as the Centessa Predecessor Group for the period January 1, 2021 through January 29, 2021 (amounts in thousands):

	Successor		Predecessor
	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$127,248	$54,126	$662
General and administrative	41,432	29,900	121
Change in fair value of contingent value rights	1,980	11,312	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(170,660)	(315,792)	(783)
Interest (expense) income, net	(4,869)	100	(9)
Amortization of debt discount	—	—	(37)
Other income (expense), net	2,412	(4,605)	—
Loss before income taxes	(173,117)	(320,297)	(829)
Income taxes	(83)	—	—
Net loss	$(173,034)	$(320,297)	$(829)
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

The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor		Predecessor
	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Active programs
OX2R (Orexia)	$15,481	$11,011	$—
SerpinPC (ApcinteX)	13,900	1,792	—
LB101/LB201 (LockBody)	13,408	3,132	241
MGX292 (Morphogen-IX)	9,106	2,904	187
CBS001/CBS004 (Capella)	5,137	3,887	—
Other deprioritized or discontinued programs
Lixivaptan (Palladio)	28,203	9,847	—
ZF874 (Z Factor)	9,939	4,958	323
Imgatuzumab (Pega-One)	4,589	6,674	—
Dual-STAT3/5 (Janpix)	4,541	3,268	—
EGFR Exon20/C797S (PearlRiver)	568	1,867	—
Non-program specific costs:
Personnel expenses	29,558	13,054	98
Research tax incentives	(8,820)	(11,115)	(222)
Other preclinical and clinical development expenses	1,638	2,847	35
	$127,248	$54,126	$662
Research and development expenses for the Company (Successor) for the nine months ended September 30, 2022 were $127.2 million, compared to $54.1 million for the period from January 30, 2021 through September 30, 2021 and $0.7 million for the Centessa Predecessor Group the period of January 1, 2021 through January 29, 2021. The increase primarily reflected higher development costs for Lixivaptan and ZF874 prior to their discontinuation in June and August 2022, respectively, as well as increased personnel costs ($16.5 million), higher development costs for SerpinPC ($12.1 million) and growth in the portfolio of product candidates under development following the acquisition of the Centessa Subsidiaries in January 2021. The increase in personnel related expenses included employee severance costs of approximately $3 million related to discontinuing certain research and development programs as well as higher costs due to increased headcount and higher share-based compensation expense of $5.1 million.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor		Predecessor
	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Personnel expenses	$19,359	$12,405	$—
Legal and professional fees	10,671	11,340	117
Other expenses	10,449	5,703	4
Facilities and supplies	953	452	—
	$41,432	$29,900	$121
General and administrative expenses for the Company (Successor) for the nine months ended September 30, 2022 was $41.4 million, compared to $29.9 million for the period from January 30, 2021 through September 30, 2021 and $0.1 million for the Centessa Predecessor Group for the period January 1, 2021 through January 29, 2021. The increase is primarily attributable to higher public company costs as well as higher personnel costs. The increase in personnel related expenses includes an increase in headcount and higher share-based compensation expense of $3.2 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through September 30, 2022.
Interest (Expense) Income, net
Interest (expense) income, net for the Company for the nine months ended September 30, 2022 was $(4.9) million and is primarily attributable to interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on cash balances.
Other Income (Expense), net
Other income (expense), net for the Company (Successor) for the nine months ended September 30, 2022 was $2.4 million, primarily reflecting an $7.5 million gain related to remeasuring the Note Purchase Agreement at fair value at September 30, 2022, partially offset by foreign currency transaction losses ($4.9 million). The unrealized gain related to the Note Purchase Agreement was primarily driven by an increase in the discount rate due to a higher risk free rate and an increase in credit spreads. Other (expense) income, net for the Company during the period from January 30, 2021 through September 30, 2021 was $(4.6) million, largely reflecting foreign currency transaction losses.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, the Company had cash and cash equivalents of $444.8 million. Concurrent with the acquisition of the Centessa Subsidiaries by the Company (Successor) in January 2021, the Company (Successor) completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, the Company (Successor) completed its IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. The Company (Successor) received aggregate net proceeds of $344.1 million, which includes the full exercise of the underwriters’ option.
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
Cash Flows
Company (Successor) and Centessa Predecessor Group
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Successor		Predecessor
	Nine months ended September 30, 2022	Period from January 30, 2021 through September 30, 2021	Period from January 1, 2021 through January 29, 2021
Net cash (used in) provided by:
Operating activities	$(148,982)	$(78,682)	$(1,049)
Investing activities	(485)	63,320	—
Financing activities	368	585,718	—
Exchange rate effect on cash and cash equivalents	(1,140)	3,493	80
Net increase (decrease) in cash and cash equivalents	$(150,239)	$573,849	$(969)
Operating Activities
During the nine months ended September 30, 2022, the Company (Successor) used $149.0 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $173.0 million, partially offset by noncash net charges of $12.9 million for share-based compensation, depreciation expense and changes in the fair value of debt and the contingent value rights as well as an increase in net accrued liabilities of $11.2 million.
During the period from January 30, 2021 through September 30, 2021, the Company (Successor) used $78.7 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $320.3 million, which included noncash charges of $241.9 million reflecting a $220.5 million non-cash charge for acquired in-process research and development in connection with the acquisition of the Centessa Subsidiaries, a non-cash share-based compensation expense of $10.1 million and a non-cash charge resulting from the change in fair value of contingent value rights of $11.3 million.
During the period from January 1, 2021 through January 29, 2021, the Centessa Predecessor Group used $1.0 million of net cash in operating activities. Cash used in operating activities reflected the net loss of $0.8 million and $(0.2) million net change in operating assets and liabilities.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities for the Company (Successor) was $(0.5) million, largely reflecting the purchase of property and equipment. During the period from January 30, 2021 through September 30, 2021, net cash provided by investing activities for the Company (Successor) was $63.3 million and was primarily attributable to $68.0 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries, partially offset by the related $4.6 million of transaction costs paid during the period. There were no investing activities for the Group during the period from January 1, 2021 through January 29, 2021.
Financing Activities
During the nine months ended September 30, 2022, financing activities for the Company (Successor) provided $0.4 million in net cash, as cash received from the exercise of stock options were partially offset by the payment of debt issuance costs. During the period from January 30, 2021 through September 30, 2021, financing activities for the Company (Successor) provided $585.7 million net proceeds reflecting the sale of the Company (Successor)’s Series A preferred shares in January 2021, the sale of ordinary shares as part of the Company’s initial public offering in June 2021 as well as proceeds from the exercise of stock options. There were no financing activities for the Group for the period from January 1, 2021 through January 29, 2021.
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
Contractual Obligations and Other Commitments
As of September 30, 2022, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. On September 28, 2022, the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
A key element of Centessa’s strategy is to use our differentiated asset-centric business model to build, from the bottom-up, a research and development engine to source and develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, are more advanced in development than competitors, or have a combination of these attributes to ultimately deliver transformational medicines to patients. We face significant competition in sourcing such high conviction programs, product candidates, technologies or intellectual property, partnering with founder-subject matter experts with high conviction assets that follow well elucidated biological pathways, seeking appropriate strategic partners (including founder-subject matter experts) and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although we have initially combined a portfolio of ten asset-centric companies, each a Centessa Subsidiary, that are developing high conviction programs with clear biological rationale and, through our Centessa Subsidiaries, our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric business model is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
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

As of October 31, 2022, we had an aggregate of 80 employees and 88 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of October 31, 2022, our central team consisted of 68 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, we have recently determined to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of Non-Small Cell Lung Cancer (NSCLC), ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in Acute Myeloid Leukemia (AML). We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We, and our Centessa Subsidiaries have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
We and our Centessa Subsidiaries have incurred significant net losses since inception, have not generated any revenue from product sales to date, and financed operations primarily through private placements of preferred shares and debt. Centessa Pharmaceuticals plc has a limited operating history, and we expect to incur significant losses for the foreseeable future. As an organization, we have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter each financial year. In addition, inflationary pressure could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
As of September 30, 2022, we had $444.8 million in cash and cash equivalents. Based on our current operating model and development plans, the Company expects cash and cash equivalents to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Our credit facility and payment obligations under the Note Purchase Agreement, as amended (“NPA”), with Oberland Capital contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns or which may result in Oberland Capital taking possession of our assets and disposing of any collateral.
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

Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes in the third quarter of 2022 is 10.03% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
On February 11, 2022, we entered into an Amendment to Note Purchase Agreement and Waiver (“Amendment”). The Amendment contains a waiver of certain events of default and associated penalty interests under the NPA. The Amendment also provides that the Company is required to maintain a cash balance in an amount equal to 75% of the aggregate principal amount of all Notes, that have been issued on and from February 11, 2022. Also pursuant to the Amendment, the date for the Third Purchase Date to occur and the Commitment Termination Date are extended to December 31, 2023. The Amendment also provides that upon the sale of any of the Company’s or any of its subsidiary's assets, if the Purchaser Agent elects to have the Company repurchase the Notes, such repurchase amounts will be subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received by the Company from such sale event. In addition, the reduced payment cap that is triggered by the Purchaser Agent opting into a repayment in the event of an asset sale extends to the second loan tranche, if drawn. In November 2022, we entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) that, among other terms, (i) waives the requirement to complete a restructuring of Pega-One or establish a blocked deposit account in favor of the Purchaser Agent, (ii) provides that the Company is required to maintain a cash balance in an amount equal to 90% of the aggregate principal amount of all Notes, and (iii) upon the sale of the assets of any of PearlRiver Bio, Pega-One or Janpix, the Purchaser Agent shall be deemed to have exercised the right to have the Company repurchase the Notes, and any contingent amounts from such asset sales shall not be counted toward the $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been actually received by the Company from such sale events.
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
For example, for our clinical-stage product candidates, our main competitors include:
•For SerpinPC, approved treatments such as emicizumab that are factor replacement therapies. Alternative approaches are in development to reduce the efficiency of natural anticoagulant mechanisms. In addition to these approaches, gene therapies for hemophilia A and hemophilia B are being developed by various sponsors.
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

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:
•a contract manufacture may fail to perform its obligations, and we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all, and our clinical supply could be delayed significantly as we establish alternative supply sources;
•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP compliance as part of our marketing application;
•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates and in some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all;
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. See section entitled “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the ongoing COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and subprocessors to help us operate our business and we may also share such sensitive information with our partners or other third parties in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security breaches. Our internal computer systems (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, unauthorized access, denial-of-service attacks (such as credential stuffing); ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures. For example, Capella Biosciences was the victim of an attack in which an unrelated party hacked into the email of Capella Biosciences’ Chief Executive Officer. In the past, a Centessa Subsidiary experienced unauthorized access to its systems through social engineering schemes. Recently, one of our subsidiaries was the target of a cyberattack by a third party. We are in the process of investigating the attack and have implemented processes designed to mitigate the risks of such attacks in the future and do not believe this incident has had a material adverse effect on our business. If any such material system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as necessitating that we incur significant costs to address such failure, accident or security breach. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyber attacks, loss of data or other computer assets, and other similar issues. Due to the ongoing COVID-19 pandemic, a significant portion of our workforce works remotely that has increased the risk to our information technology assets and data.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, rising interest rates and high inflation may cause our cost of doing business to materially increase and may adversely impact our ability to operate or may adversely impact other parties upon whom we rely for research and development capabilities to operate. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” of our 2021 Annual Report.
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
Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. As noted above, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. In September 2021, the UK Government announced a consultation on reforms to the UK data protection regime. On June 17, 2022, the UK Government’s Department for Digital, Culture, Media and Sport issued a final response to the consultation, indicating which of the proposals it intends to take forward when drafting the anticipated “Data Reform Bill”. The Data Reform Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Any changes introduced by the UK Government may also be considered by the European Commission to undermine the UK data protection regime and therefore lead to the revocation of adequacy finding granted to the United Kingdom to enable personal data to transfer from the EU to the UK. Additionally, following the expiry of the post-Brexit transitional arrangements, the UK Information Commissioner’s Office is not able to be our ‘lead supervisory authority’ in respect of any ‘cross border Processing’ for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2021, the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ordinary shares that is held by non-affiliates to exceed $700 million as of the prior June 30th after we have been subject to the SEC’s periodic reporting requirements for at least twelve calendar months and have filed at least one annual report, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On September 28, 2022, the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit. The complaint generally alleges that the Company violated Sections

10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources, which would harm our business, financial condition, results of operation and future prospects. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.
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
As of September 30, 2022, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.6% of our voting shares as of September 30, 2022. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of September 30, 2022, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 5,643,831 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2022 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
Except for the planned redeployment of resources from our lixivaptan, ZF874, imgatuzumab, PearlRiver Bio and Janpix programs there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash.
(c)    Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Second Amendment to Note Purchase Agreement
The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On November 7, 2022, we and certain of our wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into an Amendment No. 2 to Note Purchase Agreement (the “Second Amendment”) with Three Peaks Capital Solutions Aggregator Fund (the “Purchaser”), and Cocoon SA LLC (the “Purchaser Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchaser to modify the Note Purchase Agreement (the “Note Purchase Agreement”), dated as of October 1, 2021 by and among the Company, the Guarantors, the Purchaser and the Purchaser Agent, as amended by that certain Amendment to Note Purchase Agreement and Waiver, dated February 11, 2022.
Under the terms of the Note Purchase Agreement, the Company was required to deliver evidence that its subsidiary, Pega-One SAS, a French société par actions simplifiée (“Pega-One”), shall have been transferred in full to a subsidiary established in the United States or England and Wales and such documentation necessary to maintain the obligations of Pega-One and the Purchaser Agent’s rights with respect to Pega-One as transferred to the new subsidiary (such obligation, the “Subsidiary Restructuring”). In lieu of such Subsidiary Restructuring, the Company was to establish a blocked deposit account in favor of the Purchaser Agent and deposit $25 million in such account. Pursuant to the Second Amendment, the Purchaser and the Purchaser Agent have agreed to waive the requirement to complete the Subsidiary Restructuring and to establish a blocked deposit account in favor of the Purchaser Agent. The Second Amendment also provides that the Company is required to maintain a cash balance in an amount equal to 90% of the aggregate principal amount of all Notes, as defined in the Note Purchase Agreement. The Second Amendment also provides that, upon the sale of the assets of any of PearlRiver Bio GmbH,

Pega-One or Janpix Limited, the Purchaser Agent shall be deemed to have exercised the right to have the Company repurchase the Notes, and any contingent amounts from such asset sales shall not be counted toward the $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been actually received by the Company from such sale events. The effectiveness of the Second Amendment is subject to certain conditions precedent and conditions subsequent.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and is incorporated herein by reference.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445)).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

CENTESSA PHARMACEUTICALS PLC

Date: November 10, 2022	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)