Form 10-K
period 2022-12-31
Centessa Pharmaceuticals plc
filed 2023-03-30
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s ordinary shares, nominal value £0.002 per share, on The Nasdaq Global Select Market on such date, was approximately $241,465,000.
The registrant had outstanding 94,961,169 ordinary shares as of March 15, 2023.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A - Risk Factors, and include, but are not limited to, the following:
•We may not be successful in our efforts to use our differentiated asset-centric drug discovery and development approach to build a pipeline of product candidates with commercial value.
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
•Preclinical and clinical development is a long, expensive and uncertain process, we have terminated certain of our programs and may further terminate one or more of our current preclinical and/or clinical development programs.
•We could experience manufacturing problems that result in delays in our development or commercialization of our programs or otherwise harm our business.
Summary of the Material Risks Associated with Our Business (continued)
•Business interruptions resulting from the COVID-19 outbreak or similar public health crises or the Russia-Ukraine war could cause a disruption of the development of our product candidates and adversely impact our business.
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
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
•While we do not believe we were a “passive foreign investment company” (“PFIC”) in 2022, there is uncertainty as to whether we are or will be a PFIC in the past or in the future. If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“10-K”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-K are based upon information available to our management as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-K include, but are not limited to, statements about:
•our ability to execute our clinical strategy for SerpinPC, our program for the treatment of hemophilia A and hemophilia B, including the ability to successfully complete our Phase 2a study and determine a recommended dose in our ongoing Phase 2a study that can be advanced into later-stage studies, or the success of such program;
•our ability to execute our clinical strategy for CBS001, a high-affinity anti-LIGHT antibody, including the ability to successfully complete our Phase 1 study and determine a recommended dose in our ongoing Phase 1 study that can be advanced into later-stage studies, or the success of such program;
•the initiation, scope, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs;
•the costs of developing our product candidates or any other future product candidates;
•our ability to advance our product candidates into, and successfully complete, clinical trials;
•the development and therapeutic potential of our product candidates, including SerpinPC, LB101, MGX292, OX2R and our LockBody platform;
•our expectations regarding the potential benefits, activity, effectiveness and safety of our drug candidates;
•our reliance on the success of our product candidates and our pipeline programs;
•our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
•our ability to become the partner of choice to attract founder-subject matter experts with high conviction programs;
•the timing or likelihood of regulatory filings and approvals to initiate or continue clinical trials or market any products;
•the impact of the COVID-19 pandemic, including the impact of the delta, omicron and other variants, and the impact of the Russia-Ukraine war on our business and operations;
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
•our expectations regarding use of our cash and cash equivalents, including the proceeds from our IPO;
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
Overview
We are a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients.
Our company was formed in October 2020 to pursue our mission within a unique, at-scale asset-centric operating model in a capital efficient manner. We refer to this concept as “asset-centricity.” On January 29, 2021, we acquired 11 pre-revenue, development stage biotechnology companies as direct subsidiaries (together referred to as the “Centessa Subsidiaries”), and in June 2021, we completed an initial public offering (“IPO”). Since early 2022, we have substantially changed how we manage the Centessa Subsidiaries, and where applicable, we have reorganized their assets into individual focused pipeline programs unified under the Centessa Pharmaceuticals corporate brand.
Our Operating Model
As we continue to evolve our business, we believe our operating model is a competitive advantage that has the potential to advance our mission for the benefit of patients in need, further differentiate our Company, and drive value for our shareholders.
Key aspects of our asset-centric model include:
A pipeline of high conviction assets in therapeutic areas of unmet need. Our current pipeline programs span early-stage to late-stage development and cover a range of high-value indications in areas of unmet patient need. Many of these programs were inspired by our team’s work in treating people living with these underlying diseases, and subsequently built on prior learnings in human genetics or precedented human activity for a pathway of interest. Subject to regulatory approval, we believe that multiple programs within our pipeline programs have the potential to change the current treatment paradigm, establish a new standard of care for patients, and compete in multi-billion dollar markets.
Our most advanced product candidate is SerpinPC, a subcutaneously administered novel inhibitor of activated protein C (“APC”) being developed as a potential treatment for hemophilia. SerpinPC has a novel mechanism of action (“MoA”) designed to prevent and reduce bleeds. To date, clinical data from our ongoing Phase 2a studies in hemophilia A (“HA”) and hemophilia B (“HB”) subjects has shown SerpinPC to have a favorable safety and tolerability profile, as well as evidence of sustained efficacy in patients with hemophilia, as measured by a reduction in the all-bleeds annualized bleed rates (“ABRs”). Based on these data, we believe SerpinPC has the potential to be a first-in-class subcutaneously administered therapy with a differentiated safety profile for individuals with hemophilia, subject to regulatory review and approval. We are now advancing the registrational program for SerpinPC in HB, which includes a set of studies with multiple components. PRESent-5, initiated in late 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the interventional studies planned for later this year. SerpinPC received Orphan Drug Designation for HB from the US Food and Drug Administration (“FDA”) in September 2022. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA. We own worldwide rights to SerpinPC.
Leveraging our proprietary LockBody® technology, we are also pioneering a novel approach to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. Following clearance of our Investigational New Drug (“IND”) application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human, clinical trial of LB101 for the treatment of solid tumors and dosed the first subject in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. We plan to continue to invest in expanding our knowledge of our LockBody technology in order to identify and advance additional potential product candidates, including a conditionally bivalent PD-L1xCD3 bi-specific monoclonal antibody. We own worldwide rights to our LockBody platform, LB101 and potential future candidates.
Our other programs consist of earlier-stage preclinical assets including our newest product candidate, ORX750, an orally administered, selective Orexin Receptor-2 (“OX2R”) agonist for the treatment of narcolepsy (“NT1”) with potential expansion into other sleep disorders, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). In addition, we have discovery-stage programs across certain other disease areas.
We own worldwide rights to all of our pipeline programs. We may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas.
An unshackled, data-driven, capital efficient drug discovery and development engine. At the core of our asset-centric model is a research and development (“R&D”) engine that aims to pursue the best assets in areas of unmet need, regardless of therapeutic area or technology. We manage our programs dynamically and have a disciplined, data-driven approach to determining which product candidates and programs to progress, including considering whether the potential product profile or most recent data meet our criteria to justify further investment. In particular, we apply various scientific, clinical and commercial criteria aggressively throughout the development of each program individually, and evaluate the merits of each program individually. In addition, our program decisions are not biased to therapeutic areas or technologies. We believe our unbiased, science-driven approach to each asset is not only a key differentiator for our company, but also supports the quality of our diversified pipeline programs.
Equally important, our R&D model is designed toward rapidly progressing programs through development in a capital efficient manner. Research activities related to each of our programs are conducted through a Research Excellence Hub. Each Research Excellence Hub is dedicated to pursuing pathway and/or disease domain-specific research with the aim of bringing assets through candidate selection. Each is led by a subject matter expert based on their unique knowledge and expertise and is overseen by our Chief Innovation Officer (“CIO”). Once a candidate is selected, the program is transitioned to a development program team. The integrated one-team development structure brings together cross-functional expertise to drive agile, lean and effective clinical development of the asset. The development strategy is overseen by our Chairman of Development.
The Research Excellence Hub and development program teams are designed to be lean, with limited fixed costs to further enhance the economics of asset-centric drug development. To accomplish this aim, the teams rely on strategic Contract Research Organization (“CRO”) and Contract Development and Manufacturing Organization (“CDMO”) partners and consultants while maintaining a small, agile, and highly experienced core team of drug developers. Where appropriate, we also pursue opportunities for potentially rapid development, including orphan drug designation, fast track designation, and other regulatory and development avenues.
Our R&D spend is consistent with our asset-centric approach, with the highest spend on the programs that have already established clinical proof of concept. For programs in the earlier stages, we aim to implement capital-efficient plans to reach the next set of catalysts, gating more significant spending until after we obtain clinical proof of concept.
While we continue to refine aspects of our R&D model, we believe that this model enables a pipeline of high conviction assets.
A highly skilled and experienced management team committed to asset-centricity. Our primary focus is to discover and develop a pipeline of high conviction assets in therapeutic areas of unmet need. We pursue a disciplined asset-centric approach to drug discovery and development and strive to advance our programs in a capital efficient manner. We are led by a management team with both subject matter expertise and extensive R&D experience from leading biotech and pharmaceutical companies. In addition, our program teams are comprised of both inventors of our assets and renowned leaders in their respective fields. Our extensive knowledge of both our assets and drug development informs our decision-making to advance the science and clinical path to demonstrate pharmacological activity and proof-of-concept, with the goal of achieving an efficient timeframe and cost-effective budget. We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. We believe this experience and our capabilities well positions us to identify and rapidly advance high value programs from research through all stages of development in a capital efficient manner.

Our Strategy
Our mission is to discover, develop and ultimately deliver medicines that are transformational for patients. To achieve our mission, we are executing a near-term strategy focused on the following key elements:

•Rapidly advance the late-stage development of our most advanced product candidate, SerpinPC in hemophilia. We are now advancing the registrational program for SerpinPC in HB, which includes a set of studies with multiple components. PRESent-5, initiated in late 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the interventional studies planned for later this year. If the data from the registrational program are positive, we aim to submit a Biologics License Application (“BLA”), to the FDA as well as potential additional applications worldwide. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.

•Strategically invest in and advance our LockBody technology platform with LB101 and develop a pipeline of additional LockBody product candidates. We aim to continue to invest in expanding our knowledge of our LockBody novel pharmacology in order to advance LB101, our first LockBody candidate, for the treatment of solid tumors, and identify and progress additional LockBody candidates. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human, clinical trial of LB101 for the treatment of solid tumors and dosed the first subject in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. For example, we are currently pursuing research internally to expand our LockBody technology to a conditionally bivalent PD-L1xCD3 bi-specific monoclonal antibody, which is designed to selectively drive potent CD3 effector function activity while minimizing the risk of systemic toxicity. The PD-L1xCD3 LockBody program is currently in lead optimization with the next anticipated milestone being selection of a product candidate later this year and the initiation of IND-enabling activities.

•Advance our pipeline of preclinical assets, including ORX750 in NT1 and other sleep disorders. We aim to continue progressing our earlier-stage development assets focused on high-value indications where there is unmet need. Consistent with our model, these assets are being progressed by focused teams led by renowned subject matter experts. In March 2023, we nominated our newest product candidate, ORX750, for the treatment of NT1 with potential expansion into other sleep disorders. ORX750 is in preclinical development and undergoing IND-enabling activities. We look forward sharing the candidate profile at a scientific meeting this year. In addition, we are developing MGX292, our product candidate for the treatment of PAH.

•Leverage our asset-centric drug discovery and development engine to continue building a pipeline of potential best or first-in-class product candidates. To continue growing our pipeline, we are investing heavily in our drug discovery and development efforts. We aim to continue to leverage our unique asset-centric R&D engine to discover and develop the best assets, regardless of therapeutic area or technology. In addition, we intend to continue making judicious capital and resource allocation decisions across our current and future portfolio, and expeditiously evaluating and potentially terminating programs when data do not support advancing a program. We continually explore appropriate and capital efficient ways to expand our pipeline and may pursue other opportunities, such as in-licensing assets that meet our selection criteria.

•Evaluate opportunities to accelerate development timelines and enhance commercial potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to each of our programs. In the future, we may selectively enter into collaborations where we believe there is a strategic fit or benefit or an opportunity to accelerate or expand the potential for the development and commercialization of our product candidates.
Our Pipeline Programs
The following table sets forth our pipeline programs, disease area, mechanism of action, and stage of development. In addition, we have discovery-stage programs across other disease areas. Where applicable, we provide updates on our programs as they enter clinical studies.

Figure 1: Centessa pipeline programs.

Applying our data-driven decision making, in 2022 we took a number of actions with respect to our pipeline programs, (1) we discontinued the development of lixivaptan in Autosomal Dominant Polycystic Kidney Disease (“ADPKD”); ZF874 in Alpha-1 Antitrypsin Deficiency (“AATD”), a dual-STAT3/5 degrader program in Acute Myeloid Leukemia (“AML”), and all programs associated with PearlRiver including the small molecule epidermal growth factor receptor (“EGFR”) Exon20 insertion mutation inhibitor program and the C797S mutation inhibitor program for the treatment of Non-Small Cell Lung Cancer (“NSCLC”); (2) we divested PearlRiver in December 2022; and (3) we evaluated strategic options for imgatuzumab, an anti-EGFR mAb; and subsequently divested this program in early January 2023 through a company divestment of Pega-One. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently determined to deprioritize CBS001 and have paused all development activities pending strategic review. We are evaluating strategic partnerships to progress CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, into the clinic.
SerpinPC in Hemophilia
We are developing our most advanced product candidate, SerpinPC, for the treatment of hemophilia. We are advancing the registrational program for SerpinPC in HB, which includes a set of studies with multiple components. PRESent-5, initiated in late 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the interventional studies planned for this year, and we continue to assess registrational plans for HA.
Hemophilia is a rare bleeding disorder that is caused by a deficiency of a coagulation factor which results in inadequate thrombin generation upon vascular damage. HA and HB are X-linked genetic disorders affecting one in 5,000 and one in 20,000 live male births, respectively, resulting in spontaneous internal bleeding that can be life-threatening. More than 70% of bleeds occur into joints (hemarthrosis) causing chronic joint damage (arthropathy) with musculoskeletal destruction. Estimates of the global prevalence of HA and HB vary between 400,000 and 450,000.
The bleeding associated with these disorders is the result of a defect or deficiency in factor (f)VIII (in the case of HA) or fIX (in the case of HB), the two components of the intrinsic tenase complex. Normal blood coagulation (hemostasis) is a crucial part of the physiological response to tissue damage. When blood components come into contact with extravascular cells and proteins, the resulting interaction of coagulation factors and platelets at a site of vascular injury leads to the formation of thrombin, the effector enzyme of blood coagulation. Prothrombinase activity is required for the rapid, localized production of thrombin needed for adequate hemostasis. Prothrombinase is continuously degraded by APC, an endogenous inhibitor of the clotting pathway which is generally present in the circulation at low concentrations. Under normal conditions, APC destroys prothrombinase extremely efficiently through catalytic activity; however, in the setting of deficient intrinsic tenase activity (hemophilia), the natural anticoagulant activity of the circulating APC results in insufficient prothrombinase activity for normal hemostasis.

Hemophilia is characterized as severe, moderate and mild, corresponding to <1%, 1% to 5% and >5% factor activity, respectively. Bleeding often becomes noticeable after a child becomes mobile. Hemarthrosis manifests as swelling and pain in the joints, along with decreased range of motion, most commonly affecting the knees, ankles and elbows. Other common manifestations include bruising, which can be spontaneous or occur after minor trauma, gum bleeding and nose bleeds. Persons with severe hemophilia often suffer spontaneous joint bleeds between 20 and 50 times a year. Spontaneous bleeding is less frequent in persons with moderate hemophilia, but in many individuals this condition is still problematic because the relative low frequency of bleeds does not warrant the treatment burden of regular intravenous (“IV”) prophylactic treatment with replacement factor yet as few as 2 or 3 bleeds into a joint are sufficient to cause permanent joint damage.
The global market for hemophilia is estimated at over $12 billion as of 2022. Only 20% of persons with hemophilia globally are believed to have access to adequate therapy.
The standard treatment for hemophilia consists of replacing the missing or defective fVIII or fIX by intravenous infusion of partially purified plasma-derived or recombinant fVIII or fIX protein, known as factor concentrate. Factor concentrate is administered either when bleeding occurs, known as on-demand therapy, or regularly to prevent bleeding, known as prophylaxis. Prophylaxis with standard factor concentrates requires intravenous infusion every second or third day in order to reduce annualized bleeding rates (“ABR”) below 10%. Less frequent intravenous infusion is required with recently approved extended half-life products. Emicizumab (marketed as HEMLIBRA® by Roche) is a synthetic fVIII mimetic replacement therapy that is changing the treatment paradigm in HA. The primary benefits of emicizumab are its use as a substitute for factor VIII in persons with HA with fVIII inhibitors (high-titer antibodies against fVIII), and as an infrequent subcutaneously administered prophylactic in HA without inhibitors. Emicizumab has no activity in HB.
Because the replacement factor is effectively a foreign protein treatment, it is often associated with the formation of inhibitory antibodies which requires the use of a different class of therapeutics called bypass agents. Bypass agents increase thrombin generation through mechanisms independent of the intrinsic tenase complex. The most commonly used bypass agents are recombinant fVIIa and FEIBA. However, the use of these agents is limited by their short half-lives and result in variable responses in patients. They are also less effective than replacement therapy prior to the development of inhibitors and are rarely used prophylactically.

In addition to approved agents for the treatment of hemophilia that improve thrombin generation by bolstering the levels of procoagulant factors, the FDA has recently approved the first gene therapy for HB, HEMGENIX®, marketed by CSL Behring. Additional gene therapies currently being developed for HA include roctavian, by BioMarin Pharmaceutical Inc. (“BioMarin”), and giroctocogene fitelparvovec (SB-525) by Pfizer, Inc. (“Pfizer”) and Sangamo Therapeutics, Inc. (“Sangamo”). Although gene therapies could be a significant development for patients, they face uncertainty regarding safety, durability and cost and are specific to either HA and HB. We are also aware of several companies pursuing Tissue Factor Pathway Inhibitors (“TFPIs”) for the treatment of hemophilia, including marstacimab being developed by Pfizer for HA and HB with and without inhibitors, and concizumab being developed by Novo Nordisk A/S (“Novo Nordisk”) for HA and HB with inhibitors. RNAi therapeutic programs focused on HA and HB include fitusiran being developed by Sanofi.
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
Our Product Candidate
SerpinPC is an investigational, subcutaneously delivered biologic of the serpin family of proteins, designed to allow more thrombin to be generated by inhibiting activated protein APC. The MoA of SerpinPC is to reduce levels of circulating APC, thereby prolonging activity of prothrombinase formed during the initiation stage of hemostasis and directly increasing the amount of thrombin generated at the site of tissue damage.

slow
SerpinPC
(1)
APC
Protein C
(2)
Prothrombinase
Prothrombin
Thrombin
(3)
Intrinsic Tenase
Extrinsic Tenase

Figure 2: Schematic of the MoA for SerpinPC. SerpinPC is designed to reduce levels of circulating APC (1), thereby prolonging activity of prothrombinase (2) and directly increasing the amount of thrombin generated (3) at the site of tissue damage.
As depicted in Figure 2, thrombin is the effector enzyme in blood coagulation, and is produced by an enzyme complex known as prothrombinase, composed of fXa and fVa. At the initiation stage of blood coagulation, the fXa is produced by the extrinsic tenase complex while the fVa is predominantly derived from platelets. This ‘early prothrombinase’ formation is preserved in hemophilia. However, extrinsic tenase activity is short-lived and early prothrombinase is inactivated by APC in the blood, so insufficient thrombin is produced to form a stable hemostatic clot, resulting in continued bleeding, unless more prothrombinase can be formed with the help of the intrinsic tenase complex. The two components of the intrinsic tenase complex are missing in HA and HB. SerpinPC treatment is designed to reduce the levels of APC so that the early prothrombinase has time to produce enough thrombin to form a stable hemostatic clot, thereby preventing excessive blood loss.
SerpinPC is a variant of the serpin alpha-1-antitrypsin, modified to be a specific inhibitor of APC. We were able to convert A1AT into a specific inhibitor of APC by mutating 3 residues in the reactive center loop of the molecule. The serpin mechanism traps the protease during cleavage of the reactive center loop as a covalent complex, and therefore has an absolute requirement that the protease is active, i.e., not the inactive zymogen. For this reason, SerpinPC is designed to have complete specificity for APC over protein C (“PC”), and therefore is not expected to deplete the circulating concentration of PC (which could theoretically increase thrombotic risk).
SerpinPC is designed as a long-acting non-replacement therapy intended to be administered as an infrequent injection under the skin that ‘rebalances’ blood coagulation without the need for factor replacement. It achieves this without depleting the natural anticoagulant pool of PC. As a result, we believe SerpinPC could be an attractive alternative therapy for many patients, if approved. Other rebalancing approaches have been plagued by the occurrence of venous and arterial thrombosis. Based on the totality of data from the SerpinPC clinical program, we believe that SerpinPC has a novel mechanism of action and differentiated pharmacological effect with a low thrombotic risk since (1) PC is not depleted, (2) the prothrombinase complex is not itself rendered resistant to APC, and (3) at clinical doses the slow rate of APC inhibition by SerpinPC leaves the ability of newly formed APC to degrade prothrombinase in the event of excess thrombin generation. We believe that the observed lack of treatment-related sustained elevations of D-dimer across our Phase 2a study (including the open-label extension (“OLE”)) in healthy volunteers and persons with hemophilia (“PwH”) support this profile. D-dimer is a sensitive measure of excessive thrombin generation.
The vialed drug product is presented as a sterile lyophilized powder intended for subcutaneous injection following reconstitution with water. Stability studies have shown the drug product to be stable at temperatures up to 40°C, and we expect a commercial product, if approved, will allow for ease of shipment and storage.
SerpinPC Registrational Program
In February 2022, we completed pre-IND interactions with the FDA for SerpinPC in HB. The FDA considered these to be very consistent with an end of Phase 2 meeting and based on the FDA feedback, we developed a streamlined, integrated registrational development plan for SerpinPC in HB named PRESent with fewer than 200 total subjects, including two planned Phase 2b interventional studies, PRESent-2 (moderately severe to severe HB without inhibitors, and severe HA with and without inhibitors) and PRESent-3 (HB with inhibitors), preceded by a non-interventional (i.e., observational) feeder study, PRESent-5.

In September 2022, we received a “Study May Proceed Letter” from the FDA for the Phase 2b clinical studies under our IND application. Also, in September 2022, we announced that the FDA has granted Orphan Drug Designation to SerpinPC for the treatment of HB. In December 2022, we initiated PRESent-5 to begin collecting enough observational data for minimum defined periods of time before switching to dosing subjects in PRESent-2 or PRESent-3, which are planned for this year. In parallel and based on the FDA feedback, we continue to work with the FDA on our plans to accelerate product process development and qualification activities. This streamlined, integrated development program is designed to support marketing approval in adults and adolescents with HB, with and without inhibitors, as the initial indication.
PRESent-2 (AP-0102): PRESent-2 is an interventional study to evaluate the efficacy and safety of prophylactic SerpinPC in subjects with severe and moderately severe HB without inhibitors. In addition to HB subjects, the study will also enroll subjects with severe HA, with and without inhibitors, to add to the safety database. The study will have three parts: a 24-week randomized dose-justification part (Part 1) with approximately 60 subjects, a 24-week expansion part (Part 2) with approximately 60 further subjects at the dose selected from Part 1 based on an interim analysis, and a further 24-week extension part (Part 3) for subjects who complete either Part 1 or Part 2. The primary endpoint for PRESent-2 is the number of treated bleeds expressed as the all-bleeds ABR in the observation period and during Part 2 (24 weeks of treatment with SerpinPC) in subjects with HB previously receiving “on-demand” treatment. (See Figure 3 below.)
Figure 3: Registrational development program for SerpinPC (PRESent-2 Hemophilia B without inhibitors)
PRESent-3 (AP-0103): The objective of PRESent-3 is to evaluate the efficacy and safety of SerpinPC in subjects with severe HB with inhibitors. The study will have approximately 12 subjects who will receive 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for 48 weeks. The primary endpoint for PRESent-3 is the number of treated bleeds expressed as the all-bleeds ABR in the observation period and during the 24 weeks of treatment with SerpinPC in subjects with HB with inhibitors. (See Figure 4 below.)
Figure 4: Registrational development program for SerpinPC (PRESent-3 Hemophilia B with inhibitors)
Although our Phase 2b interventional studies will include both HA and HB subjects, the initial focus of our registration efforts is HB, with and without inhibitors, given the higher unmet need and market opportunity in this patient population, who currently do not have subcutaneous prophylaxis alternative. We continue to assess registrational plans for HA.
SerpinPC Phase 1/2a (AP-0101) Study Results
In December 2022 and February 2023, we reported results from both Part 3 and Part 4, the 18-month OLE of AP-0101, a first-in-human adaptive design open-label multi-center Phase 1/2a study to investigate the safety, tolerability, pharmacokinetics, and efficacy of subcutaneous doses of SerpinPC in healthy male volunteers and subjects with severe hemophilia (HA and HB) who were not on prophylaxis. In September 2021, we reported results from Part 1 and Part 2 of AP-0101. The results from Parts 1 to 4 are discussed below. Part 5 is ongoing. The design of AP-0101 is summarized in the graphic below.
Figure 5: Schematic representation of the Phase 1/2a (AP-0101) Study Design.
(PwH is person with hemophilia)
The Phase 1 portion of this study was conducted in two parts, with Part 1a in healthy volunteers in a clinical trial unit in the U.K. In this part, four cohorts of healthy subjects received increasing doses of SerpinPC by IV infusion and one by subcutaneous injection. Part 1b was conducted in established clinical trial units embedded in university hospitals in Moldova and Georgia with access to the target patient population of persons with hemophilia ("PwH") receiving only on-demand factor concentrates provided by the national hemophilia treatment centers in the same hospitals. The SAD study informed dosing in Part 1b; PwH were dosed at a level at which biological effects might be expected, 0.1mg/kg to 1.2mg/kg by subcutaneous injection in four cohorts of three subjects each.
Part 1 Results
All doses in Part 1 were well-tolerated without incident or SerpinPC-related adverse events, including injection site reactions. Administration of SerpinPC did not lead to treatment- related increases in D-dimer, TNF or IL-6 at any dose.
All subjects in Part 1b had severe hemophilia and received factor concentrate on demand before and during the study. All patients had target joints at baseline (range 1 to 4, median 2.5). A baseline ABR was calculated for each subject from prospective observation prior to exposure to SerpinPC. The median ABR was 35 (range 26 to 41). In the 8 weeks following a single subcutaneous injection of SerpinPC there was a 55% reduction in all-bleeding and a 72% reduction in spontaneous joint and muscle bleeding. Five subjects experienced zero spontaneous bleeds for 2 months after receiving their single dose. In contrast a total of 97 bleeds occurred in the pre-exposure observation period and 29 in the 8 weeks following exposure. All 29 bleeds following SerpinPC administration were treated with factor concentrate on-demand as per standard of care without incident and without elevation in D-dimer levels. No anti-drug antibodies (“ADAs”) were detected in Part 1.
All subjects who participated in Part 1b of the Phase 1 study chose to enroll in Part 2 of the Phase 2a study.
Part 2 Results
In September 2021, we announced positive top line results from Part 2, the six-month repeat dose portion of the Phase 2a study. Reduction in bleeding was an exploratory outcome. In total, 23 subjects enrolled in Part 2 of the Phase 2a study. One subject with a history of a skin disorder was discontinued because of an injection site reaction.
•SerpinPC was well-tolerated. There were no other SerpinPC-related AEs observed throughout the 24-week study.
•No thromboembolic events or treatment-related sustained elevations in D-dimer were observed throughout the 24-week study.
•Two subjects had ADAs and remained on treatment without incident.
•In the highest dose cohort (1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 4 weeks for 24 weeks (n=8)), the self-reported all-bleeds ABR was reduced by 88% (from 36.0 median all-bleed ABR to 4.4) during the last 12 weeks of treatment (pre-specified primary assessment period) as compared to the all-bleeds ABR prospectively measured during the pre-exposure observation period. In the highest dose cohort, 5 out of 8 subjects had 1 or 0 bleeds during the 12-week pre-specified primary assessment period. Self-reported spontaneous joint bleeds ABR was reduced by 94% in the highest dose cohort (from 21.1 median spontaneous joint bleeds ABR to 2.2). ABR reductions were similar between patients with either HA or HB.
Part 3 and Part 4 Results (18-Month OLE)
All subjects who completed Part 2 elected to continue into the 18-month OLE of the Phase 2a study, which included Part 3 and Part 4. The OLE also includes Part 5, which is ongoing. We announced data from Part 3 and Part 4 in an oral presentation at the 64th American Society of Hematology (“ASH”) Annual Meeting on December 10, 2022 and an oral presentation at the 16th Annual Congress of European Association for Haemophilia and Allied Disorders (“EAHAD”) on February 10, 2023. The results are discussed below.

In Part 3, 22 subjects who completed Part 2 received a flat dose of 60 mg of SerpinPC administered as a subcutaneous injection once every 4 weeks for 48 weeks. One subject emigrated out of the site country and consequently discontinued treatment during Part 3. In Part 4, 21 subjects who completed Part 3 received 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for 24 weeks. One subject discontinued treatment during Part 4 following a cancer diagnosis which the Safety Review Group determined was not related to treatment with SerpinPC.

•SerpinPC was well-tolerated throughout the 18-month treatment period of the OLE. There were no SerpinPC-related adverse events and no thromboembolic events or treatment-related sustained elevations of D-dimer observed throughout the OLE period. (Detailed D-dimer results are shown in Figure 6 below.) There were no treatment-related discontinuations from the OLE.
•Overall, 2 of 22 (9.1%) subjects enrolled in Part 3 had sustained elevations of ADA (these are the same 2 subjects with ADA in Part 2). There were no adverse events observed related to these findings.
•At the highest dose tested (Part 4: 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for 24 weeks (n=21)), the median all-bleeds ABR was reduced by 93% as compared to the median all-bleeds ABR prospectively measured during the pre-exposure observation period. A median all-bleed ABR of 2.2 was achieved for all subjects in Part 4. 7 subjects had 0 bleeds during the 24-week period. The median spontaneous joint bleeds ABR was reduced by 93% as compared to the median spontaneous joint bleeds ABR prospectively measured during the pre-exposure observation period. A median spontaneous joint bleed ABR of 2.2 was achieved for all subjects in Part 4. 9 subjects had 0 spontaneous joint bleeds during the 24-week period.
•All breakthrough bleed events during the OLE period were successfully managed with the subject’s usual replacement factor without dose adjustment and did not require adjustments to SerpinPC dosing.
Figure 6: No observation of treatment-related, non-transient elevations in D-dimer in Part 3 and Part 4 of the Phase 1/2a Study (AP-0101). The top graph shows the D-dimer results in the 17 subjects who had D-dimer results below 500 and the 5 subjects who had non-consecutive D-dimer results greater than 500. The bottom graph shows the D-dimer results in 2 subjects who had two or more D-dimer consecutive results greater than 500. The blue line represents a subject who suffered a large traumatic hematoma (hip bleed), and the orange line represents a subject who was diagnosed with cancer, neither of which were determined to be treatment-related elevations.

The all-bleed median ABR by dose level across the Phase 1/2a Study (AP-101) are shown below in Figure 7:
Figure 7: All-bleed median ABR by dose level in Parts 2, 3 and 4 of the Phase 1/2a Study (AP-0101).
Exclusivity
SerpinPC is exclusively licensed to us under our agreement with the University of Cambridge. See “—Intellectual Property and License Agreements.” The license provides patent protection and, as of December 31, 2022, includes two issued U.S. patents, 50 issued foreign patents and two pending foreign patent applications which have claims directed to SerpinPC composition of matter, compositions of matter of other serpin variants, and method of use of SerpinPC. The issued patents expire in 2034, and the pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. In addition, in September 2022, the FDA granted Orphan Drug Designation to SerpinPC and we intend to apply for orphan drug designation for SerpinPC with the European Medicines Agency (EMA) and may apply for Breakthrough Therapy Designation with the FDA.
Our LockBody Technology Platform
We are developing a novel approach to selectively drive potent effector function activity, such as CD47 or CD3, into the TME while avoiding systemic toxicity by leveraging our proprietary LockBody technology platform. Our LockBody technology platform is designed to allow for the simplified and accelerated development of conditionally-active antibody drugs with the potential to engage powerful immune pathways in diseased tissue, but not in non-diseased tissue or the periphery, where the drug’s action is often unwanted.

A ‘Locked’ LockBody
To prevent unwanted binding in the periphery, LockBody constructs utilize a “stacked Fabs” design, in which the traditional antibody structure is extended with the addition of a second Fab along each Heavy/Light chain pairing. These secondary, upper Fabs are designed to be constitutively active and bind to their targets as normal. These Fabs can be designed to target tumor targets that allow for enrichment of the LockBody into the TME. At the same time in the fully formed, ‘locked’ LockBody, these constitutive Fabs are designed to prevent binding, via steric occlusion, of the lower Fabs to their targets. The lower Fabs can then be designed to engage potent effector mechanisms, such as CD47 or CD3 with a lower risk of off-tumor toxicity in the periphery.

Figure 8: In the ‘locked’ state a LockBody is designed to be stable in solution and not bind to the Contingent Fab target.

An ‘Unlocked’ LockBody
Prior research has demonstrated that native human IgG1, as well as various therapeutic antibodies, are vulnerable to cleavage in the TME at a specific location in their structure: the lower hinge. For native IgG and other therapeutic antibodies this represents a weakness: this cleavage reduces Fc receptor engagement and thus protects the tumor. However, by using variants of the lower hinge to connect the lower and upper Fabs of a LockBody, the LockBody is designed to exploit this cleavage in the tumor to create a beneficial effect. Once one of these connecting hinges is cleaved, by any one of a number of upregulated proteases, the lower Fab is designed to be unlocked and can engage with its target to drive potent effector function.

Figure 9: After unlocking, e.g. through incubation with TME-associated proteases, the complementarity-determining regions (“CDRs”) of the Contingent Fab are exposed and are designed to bind to their target.

We believe our LockBody technology platform has the following advantages compared to other therapeutic modalities:

•Our LockBody technology platform is designed to enable a potential dramatically enhanced therapeutic index. The unlocking of the full activity of a LockBody requires two criteria, the presence of the binding target of the constitutively-active, upper Fabs and a highly proteolytic environment. With the appropriate choice of tumor-associated antigen, we believe this dual requirement has the potential to significantly widen the therapeutic index and to provide access to the most potent effector mechanisms.
•Our LockBody technology platform is designed to avoid the ‘sink effect’. The stability of a ‘locked’ LockBody in the periphery is designed to prevent unwanted binding to effector targets that are often highly expressed in the blood and secondary lymphoid tissue. We believe this design has the potential to reduce the ‘sink effect’ and lead to much lower effective doses, which may further reduce the risk of toxicity.
•Our LockBody technology platform is based on a simple, IgG-based design that supports manufacturing by existing standard methods. As all the components of a LockBody are based on native, human IgG structures they have the potential to retain all the key benefits of standard therapeutic antibodies including high manufacturing yields and low immunogenicity.

We have conducted in vivo preclinical studies of our LockBody technology platform with CD47 for the treatment of solid tumors. We believe this preclinical data reinforces the potential of this technology to minimize the systemic effects of potent immune effectors and its potential to significantly improve the therapeutic index. Following clearance of our IND application from the FDA in January 2023, we have initiated a Phase 1/2a first-in-human, clinical trial of our first LockBody candidate, LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, for the treatment of solid tumors. We look to this study to provide validation to further advance LB101 and our LockBody technology platform.
Disease Overview
According to the International Agency for Research on Cancer and the World Health Organization (“WHO”), the global solid tumor burden has increased to an estimated 19 million new cases and up to ten million deaths per year. According to the American Cancer Society, in the U.S. alone, there are an estimated 1.9 million new cases and over 600,000 solid tumor deaths annually.
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
Currently approved checkpoint inhibitors are mostly active in the minority of “hot” tumors. The majority of solid tumors, however, are “cold”, where no clear underlying immune response to the tumor exists. While a large body of evidence supports the potential of other immunotherapeutic approaches such as targeting CD47 in the treatment of many cancer types, actual clinical success has been very limited in part because of the narrow therapeutic index of available investigational agents. Our LockBody technology has been designed to address this gap.

We are aware of several programs under development as potential treatments for solid tumors, including those which utilize CD47 with or without PD-L1 to target tumor cells. These include Gilead Sciences, Inc., developing CD47 IgG combinations; ALX Oncology Holdings, developing SIRP receptor-Fc fusion + IgG combinations; Light Chain Bioscience, developing CD47 bispecific antibodies; Innovent Biologics, Inc., developing a PD-L1xCD47 bispecific; and Pfizer, developing a PD-L1xCD47 bispecific.

We are also aware of programs under development, including those which utilize CD3 with or without PD-L1 to target tumor cells. These include Harpoon Therapeutics, Inc., developing activatable CD3 bispecifics; Takeda, developing activatable CD3 bispecifics; Sanofi, developing activatable CD3 bispecifics; and CytomX Therapeutics, Inc., developing activatable CD3 bispecifics.
LB101, our First LockBody Product Candidate, in Solid Tumors
Overview
LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, is our first product candidate using our proprietary LockBody technology. LB101 has two anti-CD-47 domains blocked by two anti-PD-L1 domains, with proprietary human IgG-derived hinges linking the anti-CD47 and anti-PD-L1 domains. The cell-killing mechanism of action, in this case CD47, is designed to be blocked by the PD-L1 tumor targeting domain until the proprietary human IgG-derived hinges are naturally degraded in the TME, thus unlocking and activating the CD47 effector function activity in the tumor. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human, clinical trial of LB101 for the treatment of solid tumors and dosed the first subject in March 2023. We own worldwide rights to LB101.

Figure 10: The LB101 construct is designed to remain ‘locked’ in the periphery such that the CD47-binding contingent Fab remains inactive. The anti-PD-L1 constitutive Fab is designed to target LB101 to the TME. After proteolytic ‘unlocking’ in the TME, the anti-CD47 contingent Fab is designed to engage with its target.
In Vivo Data
In June 2022, we presented in vivo data for LB101 at the 2022 American Society of Clinical Oncology (“ASCO”) Annual Meeting. These data showed LB101’s antitumor activity in a syngeneic mouse model (colon adenocarcinoma) with significantly improved tumor regression and survival compared to anti-PD-L1 antibodies. Anti-tumor activity was also demonstrated in a patient-derived xenograft mouse model for non-small cell lung cancer. LB101’s immunomodulatory effect differs from PD-L1/PD 1 inhibitors. In a mouse model, LB101 displayed a differential immune profile compared to atezolizumab with a significant increase in pro-killing CD8+ T-cells and a decrease in immunosuppressive M1 and M2 macrophages in tumor samples.

Figure 11: In vivo data in a MC38 hPD-L1+ syngeneic mouse model demonstrated significantly improved activity with durable responses for single-agent LB101 (26 of 32 tumors eradicated across two doses) compared to isotype control IgG (0 of 16) and atezolizumab (4 of 32 across two doses).

In September 2022, we shared data from non-GLP repeat dose, dose range finding, and the GLP repeat dose safety toxicology studies performed with LB101 in cynomolgus monkeys. These data did not reveal any LB101-related toxicity following repeated weekly intravenous doses of LB101 at levels up to 50 mg/kg over 4 weeks. Of note, no anemia, thrombocytopenia or LB101-related changes in cytokine levels were observed in animals administered up to 50 mg/kg of LB101.

Figure 12: Doses up to 50mg/kg of LB101 in non-human primates showed no effect on key hematological parameters.

Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human (“FIH”), open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in participants with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in participants with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023.
PD-L1xCD3 LockBody® Program
We are currently developing a conditionally bivalent PD-L1xCD3 bispecific monoclonal antibody designed to selectively drive potent CD3 effector function activity in the TME while avoiding systemic toxicity. The PD-L1xCD3

LockBody program is currently in lead optimization with the next anticipated milestone being selection of a product candidate this year and the initiation of IND-enabling activities.
ORX750 in Narcolepsy Type 1 (“NT1”) and other sleep disorders

In March 2023, we nominated our newest product candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of NT1 with potential expansion into other sleep disorders.
Narcolepsy is a lifelong, chronic neurologic disorder that affects the brain’s ability to regulate the normal sleep-wake cycle. Narcolepsy is a chronic rare and debilitating disorder that is estimated to affect over 150,000 people in the United States and over three million people worldwide. Approximately, 50% of individuals with narcolepsy have NT1.
We believe that introduction of orexin agonists as novel therapeutics will represent a disruptive approach in the treatment of NT1 because orexin agonists, unlike any current marketed treatments, have the potential to directly address the underlying pathology of the disorder, which is the profound loss of orexinergic neurons. Our exclusive collaboration with Sosei Heptares, a leading biopharmaceutical drug discovery and development company with proprietary structure-based drug design (“SBDD”) technology for G protein-coupled receptor (“GPCR”) targets, in the orexin agonist area provides access to unique structural biology technology coupled with SBDD, currently applied to the identification and optimization of molecules towards clinical candidates.
While prevailing treatment approaches may address the symptoms of NT1, there are no currently approved therapies that address the loss of orexin, which is the underlying pathophysiology of the disorder. A number of selective OX2R agonist compounds are currently in development for the treatment of narcolepsy including TAK-861 being developed by Takeda Pharmaceuticals (“Takeda”), JZP441 (DSP-0187) being investigated by Jazz Pharmaceuticals (“Jazz”) and Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”), and ALKS 2680 being investigated by Alkermes. There are additional orexin agonist programs in preclinical development.
ORX750 is currently in preclinical development and undergoing IND-enabling activities.
MGX292 in Pulmonary Arterial Hypertension (“PAH”)
We are developing MGX292, our product candidate for the treatment of PAH. MGX292 is a protein-engineered variant of human BMP9. MGX292 is designed to overcome the functional deficiency in BMP9 signaling found in patients with PAH, restore vascular function and reverse established disease pathology in the pulmonary arterioles. MGX292 is currently being developed as a subcutaneous formulation.
PAH, a severe form of pulmonary hypertension, is a progressive life-limiting disease caused by narrowing of small pulmonary arteries in the periphery of the lung. PAH is a rare disease with a major unmet medical need. PAH has a prevalence of 11 to 26 per million individuals, affecting approximately 70,000 patients in North America, Europe and Japan. The total global market for PAH is estimated at $6.0 billion per annum based on sales of approved drugs.
While approved drugs for PAH exist, current treatments do not impact the underlying pathophysiology of the disease and are not disease-modifying. Although we are not aware of any competitors developing BMP-based agonists for PAH, Merck & Co., Inc. has submitted their product candidate, sotatercept, for regulatory approval in the United States, and Keros Therapeutics, Inc. is currently investigating KER-012.
MGX292 is currently in preclinical development.
Corporate Information
Centessa Pharmaceuticals plc is registered with the Registrar of Companies in England and Wales under number 12973576, and our registered office is at 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom, WA14 2DT. Our website address is http://www.centessa.com. The information contained on, or that can be accessed through, our website is not incorporated by reference in this annual report on Form 10-K.
ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom. Z Factor Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom. Morphogen-IX Limited was incorporated in 2015 under the laws of England and Wales with primary operations in the United Kingdom. Capella Bioscience Ltd was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom. LockBody Therapeutics Ltd was incorporated in 2017 under the laws of England and Wales with primary operations in the United Kingdom. Orexia Therapeutics Limited was

incorporated in 2018 under the laws of England and Wales with primary operations in the United Kingdom. Palladio Biosciences, Inc. was incorporated in 2015 under the laws of Delaware with primary operations in Horsham, Pennsylvania. Janpix Limited was incorporated in 2013 under the law of England and Wales with primary operations in Canada.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at http://www.centessa.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.
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
We also face significant competition in seeking appropriate strategic partners and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. As a result, we may not be successful in our efforts in building a pipeline of product candidates through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although our research and development efforts to date have resulted in the identification, discovery and preclinical and clinical development of certain product candidates, these product candidates may not be safe or effective as therapies, and we have discontinued product candidates and may not be able to develop, in-license or otherwise acquire any other product candidates.
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
ApcinteX
As of December 31, 2022, ApcinteX has a license to two issued U.S. patents, 50 issued foreign patents, including in France, Germany, UK, China, Japan and Australia issued foreign patents, and two pending foreign patent applications. ApcinteX’s licensed patent portfolio have claims directed to SerpinPC composition of matter, compositions of matter of other serpin variants, and method of use of SerpinPC. The issued patents expire in 2034, and the pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Z Factor
As of December 31, 2022, Z Factor, owned one issued U.S. patent, seven pending U.S applications, 78 pending foreign applications, one granted European application, one foreign patent and six pending PCT applications. Z Factor’s patent portfolio includes composition of matter claims directed to ZF874, polymorphs thereof and variants thereof, method of treatment claims with ZF874, and method of manufacturing claims related to ZF874. The pending patent applications, once nationalized and if issued, are expected to expire between 2039 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Morphogen-IX
As of December 31, 2022, Morphogen-IX has a license to one issued U.S. patent, 81 issued foreign patents, e.g., France, Germany, UK, and China issued foreign patents, one U.S. pending patent application and seven pending foreign patent applications. Morphogen-IX’s licensed patent portfolio includes issued U.S. patents and issued foreign patents, which have composition of matter claims directed to MGX292 and BMP9 variants, and method of treatment claims with MGX292. The issued patents expire in 2035, and the pending patent applications, if issued, are expected to expire in 2035, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Morphogen-IX License Agreement
On October 30, 2015, our subsidiary, Morphogen-IX Limited, (“Morphogen-IX”), entered into a Patent and Know-How License Agreement (“License”), with Cambridge Enterprise Limited (“CE”), relating to BMP 9 and 10. Pursuant to the agreement, Morphogen-IX obtained from CE an exclusive, worldwide, royalty bearing, sublicensable (through multiple tiers) license, (the “Exclusive CE License”), under certain patent rights, (“BMP Patents”), and certain technical information and materials relating to BMP 9 and 10, (“BMP Know-How”), for the treatment of all diseases, including prophylaxis, for human and animal health or any related research or development, or the Field. Morphogen-IX also obtained a non-exclusive, worldwide, royalty-bearing, sublicensable (through multiple tiers) license, (“the CE Non-Exclusive License”), to certain, data, technical information and other know-how that is not specific to BMP 9 and 10, (the “Non-Exclusive Know-How”). Under the CE Exclusive License and the CE Non-Exclusive License, Morphogen-IX has the right to develop and commercialize any product, process, service or use that uses or incorporates any BMP Patents, the BMP Know-How or the Non-Exclusive Know-How, or any materials that are sold in conjunction with any such products or services, in each such case, a Licensed Product. CE has reserved a customary limited right to use the BMP Patents, BMP Know-How and Non-Exclusive Know-How for academic publication, teaching, and academic research.
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
Capella Bioscience
As of December 31, 2022, Capella Bioscience, owned two pending U.S. patent applications, one issued U.S. patent, one issued foreign patent in the UK, one issued patent in Japan and four pending foreign patent applications, which include claims directed to compositions and methods of use of the lead anti-LIGHT antibody. The issued patents, which includes composition of matter claims and pharmaceutical composition claims to Capella’s lead anti-LIGHT antibody and method of use claims with Capella’s lead anti-LIGHT antibody, expires in 2038, and the pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Capella Bioscience also owns one pending U.S. patent application and 13 pending foreign patent applications with claims directed to compositions and methods of use of the lead anti-BDCA2 antibody. The pending patent applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Capella Bioscience also owns one pending U.S. patent application and five pending foreign applications with claims directed to compositions and methods of use of anti-PD-L1 antibodies. The pending patent application, once nationalized and if issued, is expected to expire in 2040, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

LockBody
As of December 31, 2022, LockBody owned nine pending U.S. applications and 21 pending foreign patent applications. LockBody’s patent portfolio includes composition of matter claims directed to LockBody’s CD47 agents, CD3 agents, CD28 agents and CD89 agents and method of treatment claims with LockBody’s agents. The pending patent applications, once nationalized, where applicable, and if issued, are expected to expire between 2039 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
As of December 31, 2022, LockBody’s subsidiary, Ultrahuman Two Limited, owned one pending U.S. application and eight pending foreign patent applications, includes composition of matter claims directed to anti-CD47 antibodies and method of treatment claims with anti-CD47 antibodies. The pending patent applications, if issued, are expected to expire in 2039, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
As of December 31, 2022, LockBody’s subsidiary, Ultrahuman Four Limited, owned two issued U.S. patents, one pending U.S. application and 12 pending foreign patent applications. The U.S. patent, which has composition of matter claims directed to anti-CD47 antibodies, expires in 2038, without taking into account any possible patent term extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
LockBody IP Assignment
LockBody has obtained from UltraHuman Limited (“UH”), an assignment of all intellectual property rights, title, and interest related to the LockBody platform. In September 2019, UH and LockBody entered into an Amended and Restated Intellectual Property Assignment Agreement (“IP Assignment”), expanding the prior April 2017 IP Assignment related to the LockBody antibodies, to further include intellectual property related to the LockBody technology platform which enables the activity of pharmaceutically-active molecules such as an antibody or receptor proteins to be locked inside a carrier molecule in an inactive prodrug state, until the prodrug so encapsulated is activated within a desired tissue, whereon the prodrug is released, including the use of platform technology with an antibody. LockBody also owns patent rights related to the LB101 conditional mAb targeting CD47 for the treatment of solid tumors.
Orexia Therapeutics
As of December 31, 2022, Orexia Therapeutics owned five pending U.S. provisional patent applications, three pending applications in Taiwan, and four pending PCT international applications. Orexia’s patent portfolio includes claims directed to OX2R agonists and uses thereof. The pending patent applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
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
Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For our drug product candidates regulated under the FDCA, FDA must approve a New Drug Application (“NDA”). For our biologic product candidates regulated under the FDCA and PHSA, FDA must approve a BLA. The process is similar and generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP, requirements;

•	submission to the FDA of an IND, application which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;

•	approval of the protocol and related documentation by an Institutional Review Board (“IRB”), or independent ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled clinical trials in accordance with the FDA’s Good Clinical Practice (“GCP”), requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the investigational product for each proposed indication;

•	preparation and submission to the FDA of an NDA or BLA after completion of all pivotal trials;

•	payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements (“cGMPs”), to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the clinical trial sites that generated the data in support of the NDA or BLA; and

•	FDA review and approval of the NDA or BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.
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
An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. In the United States, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Some long-term preclinical testing may continue after the IND is submitted. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial.
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
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
In the United States, the FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA makes a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA for a new molecular entity or BLA and respond to the applicant, and six months from the filing date of an original NDA for a new molecular entity or BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”), to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
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
Expedited Development and Review Programs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of designated platform technologies may receive expedited development and review of any subsequent application for a drug or biologic that uses or incorporates the platform technology.

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
The FDA may grant accelerated approval to a product intended to treat a serious or life-threatening disease or condition that generally provides a meaningful therapeutic advantage to patients over available treatments, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
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
Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

Post-Approval Requirements for Drugs and Biologics in the United States
In the United States, drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to extensive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by Company employees but also by agents of the Company or those speaking on the Company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved drugs and biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or NDA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.
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
Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biological product determined to be interchangeable with a branded reference product for any condition of use is also eligible for a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared among multiple first interchangeable products, lasts until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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
Other United States Healthcare Laws
Healthcare providers and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

•	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

•	The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•	Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•	Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Health Reform
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly impact the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars; increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:
•The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In addition, in February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (“Concerned Member States”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.
We are in the process of applying to renew our status with the EMA as a small and medium-sized enterprise (“SME”). If we obtain SME status with the EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two main types of MAs:

•	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•	National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
European Data and Market Exclusivity
In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, approved on the basis of a complete and independent data package, generally qualify for eight years of data exclusivity upon an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
European orphan designation and exclusivity
In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than 5 in 10,000 persons in the EU, when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition.
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
European pediatric investigation plan
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan (“PIP”), with the EMA’s Pediatric Committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA with the results of pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate (“SPC”) extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines (“PRIME”), scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MA application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional circumstances, products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies, if compelling nonclinical data in a relevant model provide early evidence of promising activity, and first in man trials indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MA application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
Regulatory Requirements After a Marketing Authorization has been Obtained
If an MA for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•The marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of products and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians or other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
Payments made to physicians or other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The aforementioned EU rules are generally applicable in the EEA.
Brexit and the Regulatory Framework in the United Kingdom
The UK officially withdrew from the EU on January 31, 2020 and the EU and the UK signed a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK’s medicines regulator, has conducted a consultation on a set of proposals designed to improve and strengthen the United Kingdom clinical trials legislation. Such consultation ran from January 17, 2022 to March 14, 2022, and the MHRA is currently analyzing feedback. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned below which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Once the Windsor Framework is approved by the EU-UK Joint Committee, the UK Government and the EU will enact legislative measures to enact it into law.
Great Britain is no longer covered by the EU’s procedures for the grant of MAs (Northern Ireland is covered by the centralized authorization procedure and can be covered as a CMS under the decentralized or mutual recognition procedures). A separate MA will be required to market drugs in Great Britain. All medicinal products with a valid centralized MA on January 1, 2021 were automatically converted into Great Britain MAs (unless the MA holder opted out of such a conversion). For three years from January 1, 2021, the UK’s regulator, the MHRA, may adopt decisions taken by the European Commission on the approval of new MAs through the centralized procedure, and the MHRA will have regard to MAs approved in a country in the European Economic Area (although in both cases an MA will only be granted if any Great Britain-specific requirements are met). This is known as the EC Decision Reliance Procedure. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. Various national procedures are now available to place a product on the market in the UK, Great Britain, or Northern Ireland. The MHRA offers a 150-day assessment timeline for all high quality applications for a UK, Great Britain or Northern Ireland MA. The 150 day timeline does not, however, include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.
Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-MA orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MA application for a UK or Great Britain MA. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the condition must be no more than 5 in 10,000 person in Great Britain).

Cybersecurity and Personal Data Processing
The collection, use, transfer, disclosure, retention, security and other processing of personal data (including, without limitation, clinical trial data and other personal health data) (collectively, “Process” or “Processing”) may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose potentially conflicting obligations. For example, in the EEA, the European Union’s General Data Protection Regulation (EU) 2016/679, which became effective May 25, 2018, governs the Processing of personal data. The GDPR applies to any company established in the EEA and to companies established outside the EEA that Process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers (such as clinical trial sponsors) of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” Processing, expanded the scope of rights data subjects can exercise, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection for personal data, like the U.S. Such transfers of personal data outside of the EEA require the use of a valid “transfer mechanism” and, in many cases, the implementation of supplementary technical, organizational and/or contractual measures (see below). Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal data in certain circumstances and claim material and non-material damages resulting from infringement of the GDPR.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK Government has announced plans to reform the data protection legal framework in its Data Reform Bill but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. Transfers made pursuant to the new standard contractual clauses need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and required businesses to adopt supplementary measures if such standard is not met.
The UK is not subject to the EC’s new standard contractual clauses but has published a UK-specific transfer mechanism, the International Data Transfer Agreement, which entered into force on March 21, 2021 and enables transfers from the UK. It requires a similar assessment of the data protection provided in the importer’s country. We are required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. In California, the CCPA was enacted in June 2018, became effective on January 1, 2020, and was modified by the California Privacy Rights Act, which became effective on January 1, 2023. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered business to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is a broad exception for protected health information that is subject to HIPAA as well as clinical trial information, the CCPA may impact certain of our personal information processing activities if we become a "Business" regulated by the scope of the CCPA.
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
Employees and Human Capital
As of March 1, 2023, we had an aggregate of 83 full-time employees and 41 contractors. A contractor is defined as anyone directly contracted for a certain number of hours or days or in respect of a particular project. This does not include anyone that is engaged on an ad-hoc basis or contracted through a CRO or other firm without a direct contract. 33 of our employees have M.D. or Ph.D. degrees. Within our workforce, 46 employees are engaged in research and development and 37 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We also seek to align the incentives of the operational teams at our subsidiaries with our business objectives by employing incentivization agreements with such individuals.
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
Risks Related to our Business Model and Structure
We may not be successful in our efforts to use our differentiated asset-centric approach to drug discovery and development to build a pipeline of product candidates with commercial value.
A key element of Centessa’s strategy is to use our differentiated asset-centric approach to drug discovery and development to develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, or have a combination of these attributes to ultimately deliver transformational medicines to patients. We face significant competition in sourcing such high conviction programs, product candidates, technologies or intellectual property, partnering with founder-subject matter experts with high conviction assets that follow well elucidated biological pathways, seeking appropriate strategic partners (including founder-subject matter experts) and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although we have initially combined a portfolio of ten asset-centric companies, each a Centessa Subsidiary, that are developing high conviction programs with clear biological rationale and, through our Centessa Subsidiaries, our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric approach to drug discovery and development is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
As part of our business strategy, we may expand our product candidate pipeline through in-licenses or acquisitions of discovery or development-stage assets or programs, which entails additional risk to us. While we believe our asset-centric approach offers an attractive platform for these transactions and for founder subject-matter experts and potential partners, our approach is unique and we may not be able to attract or execute transactions with founder-subject matter experts, sellers, licensors or collaborators who may choose to divest to or grant license to companies that employ more traditional licensing and collaboration approaches. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing product candidates that ultimately do not provide a return on our investment. We may terminate programs in the future if they do not meet our criteria for advancement.
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
As of March 1, 2023, we had an aggregate of 83 employees and 41 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of March 1, 2023, our central team consisted of 68 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Iqbal Hussain, our General Counsel, David Grainger, PhD, our Chief Innovation Officer and David Chao, PhD, our Chief Administrative Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Drs. Saha, Grainger and Chao and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

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
For example, each of ApcinteX, Z Factor and Morphogen-IX, is party to certain license agreements that provide for payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the MAD stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently determined to deprioritize CBS001 and have paused all development activities pending strategic review. We are evaluating strategic partnerships to progress CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, into the clinic. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We, and our Centessa Subsidiaries have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
We and our Centessa Subsidiaries have incurred significant net losses since inception, have not generated any revenue from product sales to date, and financed operations primarily through private placements of preferred shares and debt. Centessa Pharmaceuticals plc has a limited operating history, and we expect to incur significant losses for the foreseeable future. As an organization, we have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter each financial year. In addition, inflation could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the MHRA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in October 2021 we entered into the Oberland Capital Financing Agreement (See Note 5 – “Debt” for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with SVB Securities LLC (“SVB”), under which SVB is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to SVB cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of December 31, 2022, we had $393.6 million in cash and cash equivalents. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
We expect to use our cash resources to fund the continued development and pre-commercialization costs of our clinical-stage product candidates; to fund continued development of the other programs in our pipeline, including designing and conducting preclinical studies and clinical trials, as well as funding discovery, manufacturing, research and development; to fund the acquisition of and drug development activities related to new programs; although we have no material agreements, commitments or understandings with respect to any in-license or acquisition, we have and plan to continue to evaluate such opportunities and engage in related discussions with other business entities from time to time; and the remainder for working capital and other general corporate purposes.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at December 31, 2022 was 11.49% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
On February 11, 2022, we entered into an Amendment to Note Purchase Agreement and Waiver (“Amendment”). The Amendment contains a waiver of certain events of default and associated penalty interests under the NPA. The Amendment also provides that the Company is required to maintain a cash balance in an amount equal to 75% of the aggregate principal amount of all Notes, that have been issued on and from February 11, 2022. Also pursuant to the Amendment, the date for the Third Purchase Date to occur and the Commitment Termination Date are extended to December 31, 2023. The Amendment also provides that upon the sale of any of the Company’s or any of its subsidiary's assets, if the Purchaser Agent elects to have the Company repurchase the Notes, such repurchase amounts will be subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received by the Company from such sale event. In addition, the reduced payment cap that is triggered by the Purchaser Agent opting into a repayment in the event of an asset sale extends to the second loan tranche, if drawn. In November 2022, we entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) that, among other terms, (i) waives the requirement to complete a restructuring of Pega-One or establish a blocked deposit account in favor of the Purchaser Agent, (ii) provides that the Company is required to maintain a cash balance in an amount equal to 90% (increased from 75%) of the aggregate principal amount of all Notes, and (iii) upon the sale of the assets of any of PearlRiver Bio, Pega-One or Janpix, the Purchaser Agent shall be deemed to have exercised the right to have the Company repurchase the Notes, and any contingent amounts from such asset sales shall not be counted toward the $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been actually received by the Company from such sale events. We divested PearlRiver in December 2022 and Pega-One in January 2023.
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability.
We have no products on the market and most of our product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have two product candidates that are in clinical development— SerpinPC and LB101. The remainder of our programs are in discovery or IND-enabling phases. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we discontinued the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently determined to deprioritize CBS001 and have paused all development activities pending strategic review. We are evaluating strategic partnerships to progress CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, into the clinic. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic) and geopolitical conflicts such as the Russia-Ukraine war.
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
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of a new drug application (“NDA”), or biologics license application (“BLA”), or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
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
We have received orphan drug designation for SerpinPC in the United States and may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition which either affects not more than 5 in 10,000 persons in the EU when the application for orphan designation is made, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment which is authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by the condition.
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
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. In addition, we face competition from other companies that have adopted business models that are similar to ours in which they establish strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties for programs, product candidates, technologies or intellectual property. We may not be able to compete effectively with such companies. See “—We may not be successful in our efforts to use our differentiated asset-centric approach to drug discovery and development to build a pipeline of product candidates with commercial value.”
For example, for our clinical-stage product candidates, our main competitors include:
•For SerpinPC, approved treatments such as recombinant factor replacement therapies, emicizumab for HA and newly approved gene therapies for both HB and HA. Alternative approaches are in development to reduce the efficiency of natural anticoagulant mechanisms. Additional gene therapies for hemophilia A and hemophilia B are being developed by various sponsors.
•For LB101, there are many products in development for solid tumors, several of which target CD-47 with or without concomitant PD-L1 dosing. In addition, there are several bi-specific PD-L1xCD47 programs.
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
We also decided to discontinue development of ZF874 for the treatment of AATD following a recent report of an adverse event involving elevated liver enzymes (“ALT and AST”) in a PiMZ subject dosed with 5 mg/kg BID of ZF874 in our Phase 1 study. In November 2021, we reported that elevated liver enzymes were observed in a subject dosed with 15 mg/kg BID of ZF874 in the first cohort of patients within Part B of the Phase 1 study. Based on the results of the Phase 1 study observed to date, we have concluded that ZF874 is unlikely to achieve the desired target product profile.
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
We may seek Fast Track designation for any of our current or future product candidates. This designation, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
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
We may seek accelerated approval for any of our current or future product candidates. Accelerated approval, even if granted, may not lead to a faster commercial launch of the product and does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval program. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval program, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster commercial launch of the product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
We may seek designation for a current or future platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.
We may seek designation for our current or future platform as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Even if we believe our current or future platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.
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
Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.
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
Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:
•a contract manufacturer may fail to perform its obligations, and we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all, and our clinical supply could be delayed significantly as we establish alternative supply sources;
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
Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. See “—Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.” The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Risks Related to Non-Human Primate (“NHP”) Supply
Consistent with various rules, regulations and cGMP requirements, our ability to advance our pre-clinical programs and successfully develop our product candidates requires access to animal research models sufficient to assess safety and in some cases to establish the rationale for therapeutic use. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our pre-clinical programs and successfully develop our product candidates and this could result in significant harm to our business. During the COVID-19 pandemic, researchers and CRO’s (including those engaged by us) have experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. Prior to the pandemic, China was the leading exporter of NHP’s employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. Consequently, this has further exacerbated an already constrained NHP supply for research purposes. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our pre-clinical research programs, if the price of NHPs that are available increases significantly, or if our suppliers are unable to ship the NHPs in their possession that are reserved for us, our ability to advance our pre-clinical programs and successfully develop our pre-clinical candidates may be materially adversely affected or significantly delayed.

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
We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (“EPO”), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
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
Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity, or enforceability, and such patents may be challenged, invalidated or held to be unenforceable, including in the courts or patent offices in the United States and abroad, or circumvented. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business, financial condition, results of operations and prospects.
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
We engage a number of consultants employed by academic institutions in jurisdictions that contain inventorship laws mandating that any inventions developed by such consultants while performing consultancy services automatically or otherwise shall reside in the employing institution and granting such institutions the first right to develop and/or commercialize such inventions. We may not be able to secure rights (whether through ownership or license interest) in inventions developed by such consultants during performance of consulting services for our companies.
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
Certain of our personnel work in Germany and are subject to German employment law. Inventions which may be the subject of a patent or of protection as a utility model and which are or were made by personnel working in Germany (except for legal representatives of our respective legal entities, for example managing directors) are subject to the provisions of the German Act on Employees’ Inventions (Gesetz über Arbeitnehmererfindungen), or the “German Inventions Act”, which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes may occur between us and our current or past employees pertaining to the sufficiency of compensation paid by us, allocation of rights to inventions under this act or alleged non-adherence to the provisions of this act, any of which may be costly to resolve and take up our management’s time and efforts whether we prevail or fail in such dispute. Even if we lawfully own all inventions created by our employees who are subject to the German Inventions Act, we are required under German law to reasonably compensate such employees for the use of the inventions and intellectual property rights related thereto. If we are required to pay compensation or face other disputes under the German Inventions Act, our results of operations could be adversely affected. Legal representatives of legal entities, for example managing directors, whose contractual relationships with the respective entity are subject to German law and that are not subject to the German Inventions Act as well as consultants must assign and transfer their interest in inventions and/or patents they invent or co-invent to us in order for us to have any rights to such inventions or patents.
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
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations and may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform.”
In August 2022, IRA was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:
•the demand for any of our product candidates, if approved;
•the ability to set a price that we believe is fair for any of our product candidates, if approved;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and the availability of capital.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement.”
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
In December 2019, a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As a result of the COVID-19 pandemic, we have, and expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB Bank”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB Bank, Signature or any other financial institution currently in receivership, if any of our lenders, including Oberland, or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers, including CROs and CDMOs, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their existing or future obligations to us could be adversely affected.
Even though we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to:

•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•delayed or lost access to, or reductions in borrowings or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•potential or actual breach of financial covenants in our credit agreements or credit arrangements; or
•potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and our partners or other third parties may have access to such sensitive information or our systems or infrastructure in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security compromises or incidents, including security breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security compromises or incidents, including breaches. Our internal computer systems and infrastructure (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, malware, unauthorized access, denial-of-service attacks, service interruptions, system malfunction (such as credential stuffing), phishing attacks, business email compromises, ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties. In the past, Centessa Subsidiaries have experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business and nor result in material loss, if any such material system failure, accident or security compromises, incident, or breach were to occur in the future and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as impact to our systems and infrastructure necessary for our business operations or necessitating that we incur significant costs to address such failure, accident or security compromises, incidents, or breach or expose us to significant liability. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. As a result of the COVID-19 pandemic, a significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
To the extent that any disruption or security compromise, incident, or breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security compromises, incidents, and breaches. Even if we were to take and have taken security measures designed to protect against security breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or security compromises, incidents, or breaches, or militating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause security compromises, incidents, or breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of security breaches, and such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
Actual or perceived security compromises, incidents, breaches or vulnerabilities, lack of appropriate information security safeguards and concerns regarding data privacy or security may cause some of our actual or prospective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. Additionally, regulators could impose penalties and monetary fines against us for similar concerns, or we could incur other liability in connection with or resulting from litigation or governmental investigations and enforcement actions. The discontinuance of relationships with third parties, or the failure to meet the expectations of such third parties, and/or litigation, regulatory investigation or enforcement, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities arising out of such security compromises, incidents, breaches or vulnerabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially and adversely affect our business.
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
The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is also governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and individual imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or individual imprisonment.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“GDPR”) which came into effect on May 25, 2018 across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom has transposed the GDPR into UK domestic law with effect from January 2021. In this Annual Report on Form 10-K, “GDPR” refers to both the UK and the EU GDPR, unless specified otherwise.
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
Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. As noted above, the data protection obligations of the

GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the CCPA), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
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
On March 2, 2021, for example, Virginia enacted the Consumer Data Protection Act (the “CDPA”), which became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (“UCPA”) into law. The UCPA will take effect on December 31, 2023. Finally, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (“CTDPA”) into laws. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law.
With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
In other foreign jurisdictions in which we operate or have operated (including sponsoring past, present or future clinical trials), such as, without limitation, Canada and Georgia, we may also be subject to stringent Data Protection Requirements. In Canada, for instance, Quebec passed a comprehensive new data protection law that will have far-reaching effects.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2021, the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ordinary shares that is held by non-affiliates to exceed $700 million as of the prior June 30th after we have been subject to the SEC’s periodic reporting requirements for at least twelve calendar months and have filed at least one annual report, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting ordinary shares held by non-affiliates was less than $560.0 million on June 30, 2022, we qualify as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our ordinary shares held by non-affiliates is less than $200 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $560 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
As of December 31, 2022, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.0% of our voting shares as of December 31, 2022. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell ADSs, ordinary shares, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ADSs, ordinary shares, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales, and new investors could gain rights, preferences, and privileges senior to the holders of our ADSs. Pursuant to our 2021 Plan, our management is authorized to grant share options to our employees, directors, and consultants. In July 2022, we filed a registration statement on Form S-3 relating to the registration of our ordinary shares, each of which may be represented by one ADS; senior or subordinated debt securities; warrants to purchase any securities that may be sold under the prospectus; units or any combination thereof. In January 2023, we entered into an “at-the-market” offering program, which provides for the offering, issuance and sale by us of shares of our ordinary shares, represented by ADSs from time to time for aggregate gross proceeds of up to $125.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our shareholders and may cause the market price of our ADSs to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing shareholders.
As of December 31, 2022, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 6,010,683 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
As a newly public company, we will incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We had material weaknesses in our internal control systems over financial reporting, which have been remediated; however, we may identify additional or new material weaknesses in the future that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud. We will need to continue to invest time and resources in the design, implementation and maintenance of controls.
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
In connection with the audits of our financial statements as of December 31, 2020 and for the period from October 26, 2020 (“inception”) through December 31, 2020 and in connection with audits of our Centessa Subsidiaries as of December 31, 2019 and 2020 for the periods or years ended December 31, 2019 and 2020, we identified material weaknesses in our internal control over financial reporting. Neither Centessa nor the Centessa Subsidiaries had a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we and Centessa Subsidiaries did not have the necessary personnel to design effective components of internal control including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.
As of December 31, 2021, management remediated the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls. However, management must continually evaluate the internal control environment and make enhancements to people, processes and systems which will require the investment of significant resources. For example, in March 2023, management implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes to enhance the overall control environment of the Company. There is no guarantee that new or additional material weaknesses will not be identified in the future. If material weaknesses arise in the future, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our ADSs to decline.
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
We face significant risks associated with our recent company-wide implementation of an ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
We recently implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex, expensive and time-consuming project and our ERP system initially went live in March 2023. Any deficiencies in the design and implementation of the new ERP system could result in potentially higher costs than we had incurred previously and could adversely affect our ability to develop product candidates, launch products, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have a material and adverse effect on our results of operations and financial condition.
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
Moreover, as the jury trial waiver relates to claims arising out of or relating to the ADSs or the deposit agreement, we believe that, as a matter of construction of the clause, the waiver would likely to continue to apply to ADS holders who withdraw the ordinary shares from the ADS facility with respect to claims arising before the cancellation of the ADSs and the withdrawal of the ordinary shares, and the waiver would most likely not apply to ADS holders who subsequently withdraw the ordinary shares represented by ADSs from the ADS facility with respect to claims arising after the withdrawal. However, to our knowledge, there has been no case law on the applicability of the jury trial waiver to ADS holders who withdraw the ordinary shares represented by the ADSs from the ADS facility.
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
While we believe we were not a PFIC for 2022, it is uncertain whether we or any of our Centessa Subsidiaries will be treated as a PFIC for U.S. federal income tax purposes for the current or any subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. Although we will try to manage our business to avoid becoming a PFIC, our operations currently generate very limited amounts of non-passive income. Until we generate sufficient revenue from active licensing and other non-passive sources, there is a risk that we will be a PFIC under the PFIC income test.
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
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development (“R&D”) tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Changes to the UK R&D tax relief legislation that have been recently enacted or proposed, and expected to take effect from April 2023, respectively reduce the R&D cash rebate rate under the SME Program, and may introduce restrictions on relief that may be claimed for expenditures on sub-contracted R&D activity, broadly requiring either that workers carrying on such activity are subject to UK PAYE or, where work is undertaken outside the UK, that this must be due to geographical, environmental, social or other conditions that: (i) are not present in the UK; and (ii) it would be wholly unreasonable to replicate in the UK. This rate reduction and such proposed restrictions may impact the quantum of R&D relief that we are able to claim in the future. In addition, the UK government is currently consulting on the potential replacement of the SME Program and RDEC Program with a single program, operating similarly to the RDEC Program, which may, inter alia, change the present treatment of sub-contracted R&D work and introduce different thresholds and caps on expenditures and relief. If enacted, the new program would be expected to have effect for expenditures incurred from April 2024 onwards, and could have a material impact on the quantum of R&D relief that we are eligible to claim.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate registered office is 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom WA14 2DT. Due to the continuing impact of the COVID-19 global pandemic since our inception, we and many members of the Centessa Subsidiaries have been successfully working virtually. On February 7, 2022, we entered into a 10-year lease for approximately 18,922 square feet of office space in Boston, Massachusetts. We plan to locate our headquarters here once we complete a build out of the space, currently anticipated in April 2023. We intend to sublet a portion of the Boston leased office space after completion of the build out. Details of any such sublease are not available yet.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On February 10, 2023, an amended complaint was filed (“Amended Complaint”). A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The complaint also abandons any claims concerning ZF874 and focuses entirely on lixivaptan. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
    Our American Depositary Shares (“ADSs”), which represent an ordinary share in Centessa, are listed on The NASDAQ Global Select Market under the symbol CNTA. As of March 15, 2023, there were approximately seven registered holders of record of Centessa's ordinary shares, which include shares of record held by banks, brokers, and other financial institutions on behalf of beneficial owners. The transfer agent of our ADSs is Citibank Shareholder Services, whose telephone numbers are US Toll Free: 1 (877) 248-4237 & International Tel: 1 (781) 575-4555.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements and related notes thereto of Centessa Pharmaceuticals plc (“Successor”) and the Centessa Predecessor Group (“Predecessor”), included elsewhere herein.
Overview
We are a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. Our company was formed in October 2020 to pursue our mission within a unique, at-scale asset-centric operating model in a capital efficient manner. We refer to this concept as “asset-centricity.” On January 29, 2021, we acquired 11 pre-revenue, development stage biotechnology companies as direct subsidiaries (together referred to as the “Centessa Subsidiaries”), and in June 2021, we completed an IPO. Since early 2022, we have substantially changed how we manage the Centessa Subsidiaries, and where applicable, we have reorganized their assets into individual focused pipeline programs unified under the Centessa Pharmaceuticals corporate brand.
We are advancing the registrational program for SerpinPC, our most advanced product candidate, for the treatment of HB. This registrational program includes a set of studies with multiple components. If the data from the registrational program are positive, we aim to submit a BLA to the FDA as well as potential additional applications worldwide. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human, clinical trial of LB101 for the treatment of solid tumors and dosed the first subject in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. In addition, we continue to progress earlier stage development programs focused on high-value indications where there is unmet need, including ORX750 for the treatment of NT1, with potential expansion into NT2 and other sleep disorders, and MGX292 for the treatment of PAH.
As part of ongoing portfolio management, we continuously review all of our programs with the goal of assembling a pipeline of product candidates with the potential to be first in class / best in class assets. Our portfolio decisions reflect the responsibility of the management team to expeditiously evaluate and potentially increase resources or suspend development based on whether the product profile or data meet our criteria for further investment. In particular, we apply our criteria to each program individually and evaluate the merits of each program individually. As a result, (1) earlier in 2022, we discontinued the development of the following programs: lixivaptan in ADPKD; ZF874 in AATD; a dual-STAT3/5 degrader program in AML; all programs associated with PearlRiver including the small molecule EGFR Exon20 insertion mutation inhibitor program and the C797S mutation inhibitor program for the treatment of NSCLC; (2) we divested PearlRiver in December 2022; and, (3) we evaluated strategic options for imgatuzumab, an anti-EGFR mAb; and subsequently divested this program in early January 2023 through a company divestment of Pega-One. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently determined to deprioritize CBS001 and have paused all development activities pending strategic review. We are evaluating strategic partnerships to progress CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, into the clinic.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital and drew down an initial tranche of funding in the amount of $75.0 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in our discovery and enabling stages, in our clinical and preclinical trials and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plan, we expect our cash and cash equivalents as of December 31, 2022 of $393.6 million, to fund our operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement.
Covid-19 Update
We are continuing to proactively monitor the COVID-19 global pandemic, including the mutating Omicron variants, to assess the potential impact on our business, and to seek to avoid any unnecessary potential delays to our programs. At this time, our clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities for investigational clinical trial material. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including any further delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
Components of Results of Operations
Subsequent to the contribution of the Centessa Subsidiaries to Centessa, the financial activities of Centessa and all Centessa Subsidiaries are being presented on a consolidated basis and are denoted as “Successor” within management’s discussion and analysis of the financial statements. The historical financial condition and results of operations for the periods presented may not be comparable due to the difference in basis of accounting for the Centessa Predecessor Group and Centessa Pharmaceuticals plc. Prior to the acquisition of the Centessa Subsidiaries on January 29, 2021, the Centessa Predecessor Group consisted of three of the acquired companies (Z Factor Limited, LockBody Therapeutics Ltd and Morphogen-IX Limited). Immediately following the acquisition of the Centessa Subsidiaries, Centessa Pharmaceuticals plc consisted of approximately 20 legal entities, inclusive of the parent company and all indirect subsidiaries.
Revenues
We have not generated any revenue. Our ability to generate product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.
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
•expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including committed costs for discontinued programs, manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
•fees paid to consultants who assist with research and development activities;
•expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.
Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase significantly over the next several years due to increases in personnel costs, including share-based compensation, increases in costs to conduct clinical trials for current product candidates and other clinical trials for future product candidates and prepare regulatory filings for any product candidates.
The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of current or future product candidates, or when, if ever, material net cash inflows may commence from product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:
•delays in regulators or institutional review boards authorizing us or its investigators to commence our clinical trials, or in our ability to negotiate agreements with clinical trial sites or CROs;
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
Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for their product candidates.
We may obtain unexpected results from clinical trials and may elect to discontinue, delay or modify clinical trials of product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the European Medicines Agency ("EMA"), FDA or other comparable regulatory authorities were to require us to conduct clinical trials beyond those that are currently anticipated, or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years, and we expect to spend a significant amount in development costs.
Research and Development Tax Incentives
We participate in research tax incentive programs that are granted to companies by the United Kingdom and certain European tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. We may not be able to continue to claim the most beneficial payable research and development tax credits in the future if we cease to qualify as a small or medium enterprise, based on size criteria concerning employee headcount, turnover and gross assets. In addition, unless our subsidiaries qualify for an exemption, there are limitations to how much tax incentive can be claimed. This limitation is calculated as the total of the Company's relevant expenditure on employees in the period, multiplied by 300%, plus £20,000.
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries and benefits for employees and share-based compensation. General and administrative expense also includes facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.
Change in Fair Value of Contingent Value Rights
Change in fair value of contingent value rights reflects the fair market value adjustment to the contingent value rights ("CVR") liability related to the achievement of a specified development milestone for Palladio’s product candidate. In connection with the acquisition of the Centessa Subsidiaries, we issued CVR to former shareholders and option holders of Palladio. The CVR represented the contractual rights to receive shares valued, in aggregate, at $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of ADPKD in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study). The contingent CVR milestone was settled through the issuance of our ordinary shares equal to the amount of the total CVR payable based on the per share value of ordinary shares at the milestone date. We determined that the CVR should be accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Accordingly, the fair value of the contingent consideration was assessed quarterly until settlement occurred in February 2022.
Interest (Expense) Income, net
Interest (expense) income primarily consists of interest costs related to the Note Purchase Agreement, partially offset by interest income earned from our cash and cash equivalents.
Other (Expense) Income, net
Other (expense) income, net consists primarily of foreign currency transaction gains and losses as well as the change in fair value of the Note Purchase Agreement.
Foreign Currency Translation
The Company’s financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average monthly exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive (loss) income. Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated and combined statements of operations and comprehensive loss within Other (expense) income, net.
The functional currency of Centessa Pharmaceuticals plc had previously been British pounds (“GBP”), as Centessa Pharmaceutical plc’s primary activities during formation were mostly denominated in GBP, including related transaction costs, the acquisition of Centessa subsidiaries predominantly with operations in GBP and the issuance of shares with a GBP nominal value as consideration in the acquisition. Beginning in the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc changed from GBP to USD. The change in functional currency was the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in the number of U.S.-based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (“Nasdaq”). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.
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

Results of Operations
Company (Successor) and Centessa Predecessor Group
The following table sets forth the Company (Successor)’s results of operations for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 and the Centessa Predecessor Group’s results of operations for the period from January 1, 2021 through January 29, 2021 (amounts in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$155,083	$95,660	$662
General and administrative	55,200	42,888	121
Change in fair value of contingent value rights	1,980	15,082	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(212,263)	(374,084)	(783)
Interest expense, net	(7,033)	(1,172)	(9)
Amortization of debt discount	—	—	(37)
Debt issuance costs	—	(1,331)	—
Other income (expense), net	2,342	(4,370)	—
Loss before income taxes	(216,954)	(380,957)	(829)
Income tax (benefit) expense	(747)	114	—
Net loss	$(216,207)	$(381,071)	$(829)

Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Prioritized programs:
SerpinPC (ApcinteX)	$24,175	$2,926	$—
LB101/LockBody platform (LockBody)	20,934	5,397	241
OX2R (Orexia)	19,110	19,411	—
MGX292 (Morphogen-IX)	9,248	5,127	187
Discontinued or other programs
Lixivaptan (Palladio)	29,120	17,365	—
ZF874 (Z Factor)	10,102	8,577	323
CBS001/CBS004 (Capella)	6,121	6,275	—
Dual-STAT3/5 (Janpix)	4,630	5,962	—
Imgatuzumab (Pega-One)	3,943	12,870	—
EGFR Exon20/C797S (PearlRiver)	609	2,857	—
Non-program specific costs:
Personnel expenses	37,684	21,239	98
Research tax incentives	(12,608)	(13,839)	(222)
Other preclinical and clinical development expenses	2,015	1,493	35
	$155,083	$95,660	$662
Research and development expenses for the Company (Successor) for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 were $155.1 million and $95.7 million, respectively. The increase in 2022 compared with 2021 primarily reflected higher development costs for our most advanced programs, including SerpinPC ($21.2 million) consistent with the Company advancing the registrational program for SerpinPC for the treatment of HB, and LB101 ($15.5 million), which reflected higher preclinical costs compared to the prior year and costs related to the IND submission for LB101 in December 2022. Additionally, costs in 2022 reflected increased personnel costs of $16.4 million, which included employee severance costs of approximately $3 million related to discontinuing certain research and development programs as well as increased headcount and higher share-based compensation expense of $6.1 million.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Personnel expenses	$25,921	$17,858	$—
Legal and professional fees	15,060	14,831	117
Other expenses	12,865	9,570	4
Facilities and supplies	1,354	629	—
	$55,200	$42,888	$121
General and administrative expenses for the Company (Successor) for the twelve months ended December 31, 2022 were $55.2 million and for the period from January 30, 2021 through December 31, 2021 were $42.9 million. The increase in 2022 is primarily attributable to higher public company costs subsequent to the Company’s IPO in June 2021, higher personnel costs and increased costs related to the implementation of Oracle software. The increase in personnel related expenses included an increase in headcount and higher share-based compensation expense of $4.1 million which is primarily attributable to the equity awards issued at the time of the acquisition and the subsequent issuances of awards through December 31, 2022.

Acquired In-Process Research and Development
During the period from January 30, 2021 through December 31, 2021, in connection with the acquisition of the Centessa Subsidiaries, the Company (Successor) recognized $220.5 million of expense associated with research and development projects of the Centessa Subsidiaries which were in-process with no alternative future use.
Change in Fair Value of Contingent Value Rights
On February 18, 2022, we commenced dosing in the Phase 3 clinical trial evaluating lixivaptan as a potential treatment for ADPKD. Such event was the milestone trigger for payment of contingent value rights originally issued to the former shareholders and option holders of Palladio, in connection with its acquisition by Centessa in January 2021. The contingent value rights entitled such holders to a number of ordinary shares of the Company (including in the form of ADSs) in an aggregate amount of approximately $39.7 million based on the Volume Weighted Average Price of the Company’s ADSs over the five day trading period ending on the date of the milestone trigger. The aggregate number of ordinary shares, issued as ADSs, in satisfaction of such contingent value rights, to the former shareholders and option holders of Palladio was 3,938,423. The number of ADSs issued to employee recipients reflected in this figure is net of tax withholding, which the Company satisfied with cash payments to tax authorities. The ADSs were issued in exchange for the previously-issued contingent value rights of the Company. We recognized a remaining $2.0 million adjustment of fair value in its consolidated statement of operations and comprehensive loss in its first quarter of 2022, while a corresponding fair value adjustment of $15.1 million was recognized in our consolidated statement of operations and comprehensive loss during the period from January 30, 2021 through December 31, 2021.
Interest Expense, net
Interest expense, net for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 was $7.0 million and $1.2 million, respectively. The increase reflected higher interest expense from the issuance of the Note Purchase Agreement in October 2021, partially offset by interest earned on higher cash balances.
Other Income (Expense), net
Other income (expense), net for the twelve months ended December 31, 2022 was $2.3 million, primarily reflecting a $5.9 million gain related to remeasuring the Note Purchase Agreement at fair value as of December 31, 2022, partially offset by foreign currency transaction losses of $2.8 million. The unrealized gain related to the Note Purchase Agreement was primarily driven by an increase in the discount rate due to a higher risk free rate and an increase in credit spreads. Other income (expense), net for the Company during the period from January 30, 2021 through December 31, 2021 was $(4.4) million, largely reflecting foreign currency transaction losses.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had cash and cash equivalents of $393.6 million. Concurrent with the acquisition of the Centessa Subsidiaries by the Company (Successor) in January 2021, we completed a $250.0 million Series A convertible preferred financing that was comprised of $245.0 million in proceeds and the $5.0 million conversion of a convertible debt instrument. In June 2021, we completed our IPO and shortly after the close of the IPO, the underwriters exercised their option in full to purchase an additional 2,475,000 ADSs at the initial public offering price of $20.00 per ADS. We received aggregate net proceeds of $344.1 million which includes the full exercise of the underwriters’ option.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $75.0 million and $50.0 million available through September 2023 and December 2023, respectively, at our option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital.
Under the financing agreement, as amended, we are required to maintain a cash balance in an amount equal to 90% of the aggregate outstanding principal amount of all issued Notes, as defined in the Note Purchase Agreement, that have been issued. Also pursuant to the agreement, upon the sale of any of our assets, if the Purchaser Agent elects to have us repurchase the notes, such repurchase amounts will be subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received by us from such sale event. In addition, the reduced payment cap that is triggered by the Purchaser Agent opting into a repayment in the event of an asset sale, extends to the second loan tranche, if drawn.
In July 2022, we filed a shelf registration statement (Form S-3) with the SEC, under which we may offer and sell from time to time up to $350.0 million in the aggregate of its ordinary shares, each of which may be represented by one American Depositary Share; senior or subordinated debt securities; warrants to purchase any securities that may be sold under the prospectus; units or any combination of such securities as described in such registration statement. On January 27, 2023, the Company entered into a sales agreement with SVB Securities LLC (“SVB”) pursuant to which the Company may offer and sell its ordinary shares, represented by American Depositary Shares, having an aggregate offering price of up to $125.0 million from time to time in “at-the-market” offerings through SVB, acting as our agent (the “ATM Offering”). The Company has not sold any ordinary shares, or American Depositary Shares, or received any proceeds from any offerings under the ATM Offering.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years. The maturity date of the Oberland Capital Notes is October 4, 2027.

Cash Flow
Company (Successor) and Centessa Predecessor Group
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Net cash (used in) provided by:
Operating activities	$(200,546)	$(135,109)	$(1,049)
Investing activities	(931)	63,256	—
Financing activities	457	660,147	—
Exchange rate effect on cash and cash equivalents	(418)	1,822	80
Net (decrease) increase in cash and cash equivalents	$(201,438)	$590,116	$(969)
Operating Activities
During the twelve months ended December 31, 2022, the Company (Successor) used $200.5 million of cash in operating activities, reflecting a net loss of $216.2 million, partially offset by a noncash charge of $25.0 million for share-based compensation.
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
During the period from January 1, 2021 through January 29, 2021, the Centessa Predecessor Group used $1.0 million of net cash in operating activities. Cash used in operating activities largely reflected a net loss of $0.8 million.
Investing Activities
During the twelve months ended December 31, 2022, net cash used in investing activities for the Company (Successor) was $0.9 million, primarily related to the purchase of property and equipment. During the period from January 30, 2021 through December 31, 2021, net cash provided by investing activities for the Company (Successor) was $63.3 million and was largely attributable to $68.0 million of cash acquired in connection with the acquisition of the Centessa Subsidiaries, partially offset by related $4.6 million of transaction costs paid during the period.
Financing Activities
During the twelve months ended December 31, 2022, net cash provided by financing activities for the Company (Successor) was $0.5 million, reflecting proceeds from the exercise of stock options partially offset by the payment of debt issuance costs. During the period from January 30, 2021 through December 31, 2021 financing activities for the Company (Successor) provided $660.1 million in net cash proceeds and is primarily attributable to the sale of the Company (Successor)’s Series A preferred shares in January 2021, the IPO in June 2021, and the issuance of debt in October 2021, net of issuance costs. The Company (Successor) also received $0.8 million in proceeds upon the exercise of stock options.
Funding Requirements
We expect expenses to increase in connection with ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for any current and future product candidates. In addition, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. For the foreseeable future, the Centessa Subsidiaries expect the significant majority of their funding to come from the Company. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
We anticipate that our expenses will increase substantially as we:
•seek to discover and develop current and future clinical and preclinical product candidates;
•scale up clinical and regulatory capabilities;
•adapt regulatory compliance efforts to incorporate requirements applicable to marketed products;
•establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which regulatory approval may be obtained;
•maintain, expand and protect the intellectual property portfolio;
•hire additional internal or external clinical, manufacturing and scientific personnel or consultants;
•add operational, financial and management information systems and personnel, including personnel to support product development efforts; and
•incur additional legal, accounting and other expenses in operating as a public company.
Because of the numerous risks and uncertainties associated research, development and commercialization of product candidates, we are unable to estimate the exact amount of its working capital requirements. Future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the consolidated and combined financial statements of the Company (Successor) and Centessa Predecessor Group which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the consolidated and combined financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses, the Note Purchase Agreement and share-based compensation. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Milestone payments within the Company’s licensing arrangements are recognized when achievement of the milestone is deemed probable to occur. To the extent products are commercialized and future economic benefit has been established, commercial milestones that become probable are capitalized and amortized over the estimated remaining useful life of the intellectual property. In addition, royalty expenses would be accrued and sublicense non-royalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.

Note Purchase Agreement
As described in further detail in Note 6 - “Debt,” in October 2021, we entered into a Note Purchase Agreement (the “Notes”) with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, amended, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate is 8.0% per annum), senior secured notes (the Notes) from us including $75.0 million, funded on October 4, 2021, $125.0 million available through 2023 at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the our option and Oberland Capital. In addition, we are obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by us upon regulatory approval of any drug candidate.

We evaluated the notes and determined that the notes include embedded derivatives that would otherwise require bifurcation as derivative liabilities. Neither the debt instrument nor any embedded features are required to be classified as equity. Therefore, the hybrid financial instrument comprised of the debt host and the embedded derivative liability may be accounted for under the fair value option. We elected to carry the Notes at fair value, and the debt instrument is outside the scope of ASC 480, Distinguishing Liabilities from Equity, and thus will be classified as a liability under ASC 470, Debt, in our financial statements. As we have elected to account for the Notes under the fair value option, debt issuance costs were immediately expensed.
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

Share-Based Compensation
We measure share-based awards at their grant-date fair value and record compensation expense on a straight-line basis over the vesting period of the awards. Following the completion of our IPO, the fair value of our ordinary shares was determined based on the quoted market price of our ADSs representing our ordinary shares. The Company (Successor) and the Predecessor Group account for forfeitures of stock option awards as they occur.
We use the Black-Scholes option pricing model to value its stock option awards. The expected life of the stock options is estimated using the “simplified method,” as we have limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For share price volatility, we use comparable public companies as a basis for our expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.
As there was no public market for our ordinary shares prior to the IPO, the estimated fair value of our ordinary shares had been determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our ordinary shares, which were performed contemporaneously with events which management believed would have an impact on the valuation of our ordinary shares. Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our ordinary shares, including:
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
Contractual Obligations and Other Commitments
As of December 31, 2022, other than what has been disclosed in Note 7 – "Commitment and contingencies" and Note 6 - "Debt", we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
We have entered into collaborative arrangements to develop and commercialize intellectual property. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. These collaborations usually involve various activities by one or more parties, including research and development, marketing and selling and distribution. Often, these collaborations require upfront, milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. Amounts due to collaborative partners related to development activities are generally reflected as research and development expenses. See “Intellectual Property and License Agreements” in Item 1. Business of this Form 10-K for additional information on these arrangements.

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

Incentivization Agreements
In January 2021, we established incentivization arrangements pursuant to which certain members of the senior management teams of each subsidiary are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an exit event of such subsidiary, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition (including via an out-licensing) of all or substantially all of the applicable subsidiary’s commercially valuable assets or, in the case of subsidiaries with more than one asset, sale or disposition of one or more of such assets, or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary. Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. The milestone payment amount for each subsidiary is in the low eight figure range to be divided among the members of the respective subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. In addition, if a sale of a controlling interest in a subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the range of single digit to low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range.
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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”). If we are still a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centessa Pharmaceuticals plc:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Centessa Pharmaceuticals plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2022 and the period January 30, 2021 through December 31, 2021, the accompanying combined statements of operations and comprehensive loss, convertible preferred shares and combined deficit, and cash flows of the Centessa Predecessor Group (consisting of Z Factor Limited, LockBody Therapeutics Ltd, and Morphogen-IX Limited) (the Group) for the period January 1, 2021 through January 29, 2021, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of the Company’s and the Group’s operations and cash flows for each of the respective periods in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company and the Group are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s and the Group’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Boston, Massachusetts
March 30, 2023

Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(amounts in thousands except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$393,644	$595,082
Tax incentive receivable	24,166	15,392
Prepaid expenses and other current assets	19,937	18,300
Total current assets	437,747	628,774
Property and equipment, net	1,168	162
Other non-current assets	5,392	699
Total assets	$444,307	$629,635
Liabilities
Current liabilities:
Accounts payable	$13,836	$8,065
Accrued expenses and other current liabilities	24,502	16,573
Total current liabilities	38,338	24,638
Long term debt	69,800	75,700
Contingent value rights	—	37,700
Other non-current liabilities	—	43
Total liabilities	108,138	138,081
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized; 94,843,391 shares issued and outstanding at December 31, 2022; 89,988,228 shares issued and outstanding at December 31, 2021	265	252
Additional paid-in capital	939,261	876,267
Accumulated other comprehensive (loss) income	(1,497)	688
Accumulated deficit	(601,860)	(385,653)
Total shareholders’ equity	336,169	491,554
Total liabilities and shareholders’ equity	$444,307	$629,635

The accompanying notes are an integral part of these consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Operations and Comprehensive Loss
(amounts in thousands except share and per share data)

	Successor		Predecessor
	Twelve months ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Operating expenses:
Research and development	$155,083	$95,660	$662
General and administrative	55,200	42,888	121
Change in fair value of contingent value rights	1,980	15,082	—
Acquired in-process research and development	—	220,454	—
Loss from operations	(212,263)	(374,084)	(783)
Interest expense, net	(7,033)	(1,172)	(9)
Amortization of debt discount	—	—	(37)
Debt issuance costs	—	(1,331)	—
Other income (expense), net	2,342	(4,370)	—
Loss before income taxes	(216,954)	(380,957)	(829)
Income tax (benefit) expense	(747)	114	—
Net loss	(216,207)	(381,071)	(829)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,185)	778	107

Total comprehensive loss	$(218,392)	$(380,293)	$(722)

Net loss per ordinary share - basic and diluted	$(2.31)	$(5.07)
Weighted average ordinary shares outstanding - basic and diluted	93,400,513	75,166,456

The accompanying notes are an integral part of these consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor)
Consolidated Statement of Shareholders' Equity
(amounts in thousands except share data)

	Series A preferred		Ordinary shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net	—	—	3,938,423	10	37,738	—	—	37,748
Stock option exercises	—	—	205,107	1	798	—	—	799
Share-based compensation expense	—	—	—	—	24,965	—	—	24,965
Vesting of ordinary shares	—	—	853,013	2	(2)	—	—	—
Shares withheld to pay employee withholding tax on share based compensation	—	—	(141,380)	—	(505)	—	—	(505)
Foreign currency translation adjustments	—	—	—	—	—	(2,185)	—	(2,185)
Net loss	—	—	—	—	—	—	(216,207)	(216,207)
Balance at December 31, 2022	—	$—	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169

Balance at January 30, 2021	—	$—	7,500,000	$21	$—	$(90)	$(4,582)	$(4,651)
Sale of Series A convertible preferred shares, net of issuance costs of $3.4 million	22,272,721	241,597	—	—	—	—	—	241,597
Issuance of Series A convertible preferred shares upon conversion of debt	568,181	6,250	—	—	—	—	—	6,250
Acquisition of Centessa Subsidiaries, net	—	—	40,308,079	111	262,575	—	—	262,686
Forgiveness of convertible term loan	—	—	—	—	6,199	—	—	6,199
Sale of ordinary shares in connection with IPO, net of issuance costs of $8.8 million	—	—	18,975,000	54	344,082	—	—	344,136
Conversion of Series A convertible preferred shares into ordinary shares	(22,840,902)	(247,847)	22,840,902	65	247,782	—	—	—
Stock option exercises	—	—	133,389	—	779	—	—	779
Share-based compensation expense	—	—			14,851	—	—	14,851
Vesting of ordinary shares	—	—	230,858	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	—	(381,071)	(381,071)
Balance at December 31, 2021	—	$—	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Consolidated and Combined Statements of Cash Flows
(amounts in thousands)

	Successor		Predecessor
	Twelve months ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Cash flows from operating activities:
Net loss	$(216,207)	$(381,071)	$(829)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	220,454	—
Share-based compensation expense	24,965	14,851	—
Depreciation and amortization	131	34	—
Change in fair value of financial instruments	(3,920)	15,782	—
Deferred tax	(2,857)
Changes in operating assets and liabilities:
Tax incentive receivable	(11,711)	(6,796)	74
Prepaid expenses and other assets	(3,732)	(16,164)	681
Accounts payable	6,351	4,157	(358)
Accrued expenses and other liabilities	6,261	12,968	(589)
Other, net	173	676	(28)
Net cash used in operating activities	(200,546)	(135,109)	(1,049)

Cash flows from investing activities:
Cash acquired upon acquisition of Centessa Subsidiaries, net of cash paid	—	63,442	—
Purchase of property and equipment	(1,137)	(186)	—
Other, net	206	—	—
Net cash (used in) provided by investing activities	(931)	63,256	—

Cash flows from financing activities:
Proceeds from the sale of convertible preferred shares, net of issuance costs	—	241,597	—
Proceeds from the sale of ordinary shares in connection with initial public offering, net of issuance costs paid in cash	—	344,136	—
Proceeds from issuance of debt, net of issuance costs	—	73,930	—
Proceeds from option exercises	718	779	—
Other, net	(261)	(295)	—
Net cash provided by financing activities	457	660,147	—
Effect of exchange rate on cash and cash equivalents	(418)	1,822	80
Net (decrease) increase in cash and cash equivalents	(201,438)	590,116	(969)
Cash and cash equivalents at beginning of period	595,082	4,966	7,227
Cash and cash equivalents at end of period	$393,644	$595,082	$6,258
Supplemental disclosure:
Interest paid	$7,277	$1,483	$—
Income taxes paid	$1,299	$—	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$39,680	$—	$—
Issuance of ordinary shares upon acquisition of Centessa Subsidiaries	$—	$262,698	$—
Issuance of contingent value rights upon acquisition of Centessa Subsidiaries	$—	$22,618	$—
Issuance of Series A convertible preferred shares	$—	$6,250	$—
Forgiveness of convertible term loan	$—	$6,199	$—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover, develop and ultimately deliver medicines that are transformational for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, we re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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
Risks and Liquidity
The Company is subject to risks common to other life science companies in early stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations, in the markets in which the Company is seeking approvals, including FDA regulations. If the Company does not successfully advance its programs, including the Centessa Subsidiaries’ programs, into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability.
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $601.9 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development by the Centessa Subsidiaries. Substantial additional capital will be needed by the Company to fund its operations (including those of the Centessa Subsidiaries) and to develop its product candidates.
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate was 8.0% per annum), senior secured notes (“the Notes”) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available through 2023 at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital (See - Note 6 "Debt").
The Company expects its existing cash and cash equivalents as of December 31, 2022 of $393.6 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.
Global Pandemic – COVID-19
On March 10, 2020, the WHO characterized the novel COVID-19 virus as a global pandemic. The Company is continuing to proactively monitor the COVID-19 global pandemic, to assess the potential impact on the business, and to seek to avoid any unnecessary potential delays to the Company’s programs. As of December 31, 2022, the clinical programs and research activities remain largely on track, with some modest delays in clinical trial enrollment rates and supply chain activities. While we are unable to fully quantify the potential effects of this pandemic on our future operations, including potential delays to our preclinical and clinical programs, management continues to evaluate and to seek to mitigate risks. The safety and well-being of employees, patients and partners remains our highest priority.
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
Accordingly, the accompanying consolidated and combined financial statements are presented in accordance with Securities and Exchange Commission (“SEC”) requirements for predecessor and successor financial statements, which include the financial results of both the Company and the Centessa Predecessor Group. The consolidated balance sheets present the consolidated financial position of the Company as of December 31, 2022 and December 31, 2021. The results of operations and cash flows contained in the consolidated and combined financial statements include the Company’s consolidated financial results and cash flows for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021; and the Centessa Predecessor Group’s combined financial results and cash flows for the period from January 1, 2021 through January 29, 2021.
The accompanying consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation and combination.
In the opinion of management, the accompanying consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:
•the Company’s financial position as of December 31, 2022 and December 31, 2021;
•the Company’s results of operations and cash flows for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021; and
•the Predecessor’s results of operations and cash flows for the period from January 1, 2021 through January 29, 2021.
Emerging Growth Company and Smaller Reporting Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year that is five years following the closing of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” under the rules of the U.S. Securities and Exchange Commission, or SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th after we have been subject to the SEC’s periodic reporting requirements for at least twelve calendar months and have filed at least one annual report, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our ordinary shares held by non-affiliates is below $250 million (or $560 million if our annual revenue is less than $100 million) as of June 30 in any given year. As a smaller reporting company, we are eligible for scaled disclosure relief from certain Regulation S-X and Regulation S-K requirements. The Company adopted the scaled disclosures in this annual report on Form 10-K.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
Segments
Operating segments are defined as components of an enterprise with separate discrete information available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business as one segment.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net loss or comprehensive loss.
Foreign Currency Translation
The Company’s financial statements are presented in U.S. dollars (“USD”), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average monthly exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive (loss) income. Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated and combined statements of operations and comprehensive loss within Other income (expense), net. The aggregate foreign currency transaction loss included in the Company (Successor)’s results of operations for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 were $2.8 million and $3.6 million, respectively.
The functional currency of Centessa Pharmaceuticals plc had previously been British pounds (“GBP”), as Centessa Pharmaceutical plc’s primary activities during formation were mostly denominated in GBP, including related transaction costs, the acquisition of Centessa subsidiaries predominantly with operations in GBP and the issuance of shares with a GBP nominal value as consideration in the acquisition. Beginning in the second quarter of 2021, the functional currency of Centessa Pharmaceuticals plc changed from GBP to USD. The change in functional currency was the result of many factors including the completion of an IPO and receipt of proceeds in USD which resulted in USD denominated assets exceeding GBP denominated assets, the increase in the number of U.S.-based employees, and the increase in costs denominated in USD, following completion of the Company’s IPO on a U.S. stock exchange (“Nasdaq”). Given these significant changes, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters and concluded that the majority of the factors supported the use of the USD as the functional currency for Centessa Pharmaceutical plc.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated and combined financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include accrued research and development expenses, the note purchase agreement, share-based compensation, contingent value rights, and, prior to the IPO, the fair value of the Company’s ordinary shares.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
Property and Equipment, net
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, which has a useful life of three years, as well as leasehold improvements under construction, which have useful lives of the lesser of applicable lease terms or their useful lives. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 was $131 thousand and $34 thousand, respectively.
Capitalized software as a service costs representing costs incurred during the application development stage are included in “Other non-current assets” and the corresponding current portion, in “Prepaid expenses and other current assets” and is amortized using the straight line method over five years. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with the hosting as a service arrangement are expensed on a straight line basis over the term of the hosting arrangement.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2022, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
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
Note Purchase Agreement
As described in further detail in Note 6 - "Debt", in October 2021, the Company entered into a Note Purchase Agreement (the “Notes”) with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only (initial interest rate was 8.0% per annum), senior secured notes (the Notes) from the Company including $75.0 million, funded on October 4, 2021, $125.0 million available through 2023 at the Company’s option, and $100.0 million available to fund Mergers and Acquisitions (M&A), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

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
Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom and certain European tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. The Company recorded research and development tax incentives of $12.6 million and $13.8 million during the twelve months ended December 31, 2022 and the period from January 30, 2021 through December 31, 2021, respectively.
The Company may not be able to continue to claim the most beneficial payable research and development tax credits in the future if it ceased to qualify as a small or medium enterprise, based on size criteria concerning employee headcount, turnover and gross assets. In addition, unless its subsidiaries qualify for an exemption, there are limitations to how much tax incentive can be claimed. This limitation is calculated as the total of the Company's relevant expenditure on employees in the period, multiplied by 300%, plus £20,000.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements

Acquired In-Process Research and Development Expenses
Acquired in-process research and development (“IPR&D”) consists of the initial up-front payments incurred in connection with the acquisition or licensing of products or technologies in transactions that do not meet the definition of a business under FASB ASC Topic 805, Business Combinations.
Leases
On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (“ASC 842”), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. As of January 1, 2022, the Company was not party to any significant leases and therefore the adoption of this standard did not have a significant impact as of this adoption date. As permitted in the standards, the Company is reflecting the adoption of ASC 842 in its annual report on Form 10-K for the year ended December 31, 2022, and in interim periods within the fiscal year ended December 31, 2023.
In accordance with ASC 842, the Company assesses whether an arrangement is a lease, or contains a lease at the inception of the arrangement. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Property and equipment, net.” All other leases are categorized as operating leases.
The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases may not be easily determinable, the Company uses its incremental borrowing rate to calculate the present value of the sum of the lease payments. Lease terms may include options to extend or terminate the lease. The Company will include such options in determining the lease term when it is reasonably certain that the Company will exercise such options. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. The Company elected the practical expedient to not separate lease and non-lease components and, accordingly, accounts for them as a single component. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term. The Company elected not to recognize ROU assets and lease obligations for any short-term leases, which are defined as leases with an initial term of 12 months or less.
On February 7, 2022, the Company entered into a 10-year office lease (the “Boston Lease”) for its new corporate headquarters in Boston, Massachusetts. The Boston Lease contains 18,922 square feet with a fixed annual rent of approximately $1.6 million in 2023, escalating to approximately $1.9 million by Year 10. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. The Company will recognize an operating lease right-of-use asset and lease liability for this facility upon lease commencement, expected in early 2023 after the construction of the leased space. The Company intends to sublet a portion of the Boston Lease after the commencement of the lease.
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
Share-Based Compensation
The Company measures share-based awards, including restricted shares, restricted stock units and stock options, at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
awards. Subsequent to the IPO, the Company determines the fair value of share-based compensation awards using the market closing price of the Company’s ADSs on the date of grant. Forfeitures of stock options are recognized in the period the forfeiture occurs.
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
Prior to its IPO in June 2021, the fair value of the Company’s ordinary shares was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm. As discussed in further detail in Note 3 - "Acquisitions and Dispositions", the estimated fair value of its ordinary shares was based on the Hybrid Method outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (“Practice Guide”). Subjective factors considered by the Company’s board of directors and management included the addition of new executive members and the election of new independent directors to the Company’s board of directors, as well as definitive plans to undertake an IPO. The assumptions used in estimating the fair value of share-based awards represented management’s estimate and involved inherent uncertainties and the application of management’s judgment. As a result, if factors changed and management used different assumptions, share-based compensation expense would have been materially different.
Retirement Plans
The Company provided defined contribution plans to its employees beginning in 2021 and continuing in 2022. In the US, the primary plan sponsored by the Company is a safe harbor, 401k plan with a 4% employer match, no waiting period and immediate vesting on the match. In the UK, the primary plan sponsored by the Company is a money purchase plan, which requires a minimum 8% contribution, including a minimum employer contribution of 4% and employee contribution of 4% in 2022. The Company recorded charges of $0.7 million and $0.2 million under these plans during the twelve months ended December 31, 2022 and the period from January 30, 2021 through December 31, 2021, respectively.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding, as they would be anti-dilutive.

	Twelve months ended December 31, 2022	Period from January 30, 2021 through December 31, 2021
Unvested ordinary shares	599,421	982,944
Restricted stock units	1,804,760	—
Stock options	14,688,996	11,730,382
	17,093,177	12,713,326

Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU No 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method. The amendments in this Update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This ASU is the final version of Proposed Accounting Standards Update 2021-002-Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method, which has been deleted. The amendments in this Update apply to all entities that elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this Update for any entity that has adopted the amendments in Update 2017-12 for the corresponding period. We do not have any hedging instruments that would be subject to this guidance. Therefore, we do not expect any related impact on the Company's consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2021-005-Fair Value (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which has been deleted. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We do not have any equity securities subject to contractual sale restrictions that would be subject to this guidance. Therefore, we do not expect any related impact on the Company's consolidated and combined financial statements and related disclosures.

In September 2022, the FASB issued ASU No 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. Subtopic 405-50 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this Update require qualitative and quantitative disclosures about supplier finance programs and thereby allow financial statement users to better understand the effect of those programs on an entity’s working capital, liquidity, and cash flows. This Accounting Standard Update applies to all entities that use supplier finance programs in connection with the purchase of goods and services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2021-007-

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which has been deleted. We do not participate in any supplier finance programs that would be subject to this guidance. Therefore, we do not expect any related impact on the Company's consolidated financial statements and related disclosures.

3. Acquisitions and Dispositions
Dispositions
In December 2022, the Company sold its wholly-owned subsidiary based in Germany, PearlRiver Bio GmbH (“PearlRiver) for a nominal amount of proceeds. In addition, as of December 31, 2022, the Company was in the process of selling Pega-One S.A.S. (“Pega-One”), a wholly owned subsidiary based in France. This sale was consummated on January 9, 2023 for a nominal amount of upfront proceeds. Both sales include future consideration if certain developmental and commercial milestones are met. The assets and liabilities of Pega-One, which were insignificant, were classified as held-for-sale as of December 31, 2022 and were included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities,” respectively. A loss of $0.2 million related to the dispositions, including corresponding cumulative translation adjustment balances, was recognized in “Other income (expenses), net” in the accompanying Consolidated and Combined Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2022.
Acquisition of Centessa Subsidiaries in 2021
In January 2021, the Company entered into a contribution or merger agreement with each Centessa Subsidiary whereby the Company acquired 100% of the outstanding Centessa Subsidiaries’ shares in exchange for, in aggregate, 44,758,079 ordinary shares of the Company. In addition, the Company issued certain contingent value rights to the selling shareholders of Palladio Biosciences, Inc.
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
In connection with the acquisition of the Centessa Subsidiaries, the Company issued contingent value rights (“CVR”), to former shareholders and option holders of Palladio. The CVR represented the contractual rights to receive shares valued, in aggregate, at $39.7 million upon the first patient dosed in a Phase 3 pivotal study of lixivaptan for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan (designated the ACTION Study).
The Company determined that the CVR should be accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. Accordingly, the fair value of the contingent consideration was assessed quarterly until it was ultimately settled in the first quarter of 2022. The cumulative probability of dosing the first patient in the ACTION Study was applied to the CVR payout to arrive at a fair value of $22.6 million as of the acquisition date of the Centessa Subsidiaries. Thereafter, the Company recognized a fair value adjustment (a charge of $15.1 million) in its consolidated statement of operations and comprehensive loss in 2021 and a remaining adjustment of fair value (a charge of $2.0 million) in its consolidated statement of operations and comprehensive loss in its first quarter of 2022.
4. Fair Value of Financial Instruments
The following fair value hierarchy table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022 (Successor)
Liabilities
Note Purchase Agreement	$—	$—	$69,800

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021 (Successor)
Liabilities
Note Purchase Agreement	$—	$—	$75,700
Contingent Value Rights	$—	$—	$37,700
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the twelve months ended December 31, 2022 and the period beginning on January 30, 2021 through December 31, 2021, the Company recorded an unrealized gain of $5.9 million and an unrealized

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
loss of $0.7 million, respectively, for the estimated change in fair value of the Note Purchase Agreement, which were recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss. The unrealized gain in 2022 was largely driven by a higher discount rate due to a higher risk free rate and an increase in credit spreads in 2022.
The acquisition-date fair value of the contingent valuation rights liability represented the estimated future payments that are contingent upon the achievement of a specified development for Palladio’s product candidate. The fair value of the contingent value rights was based on the cumulative probability of achieving the specified milestone, which was expected by the first quarter of 2022. The fair value measurement at December 31, 2021 was based on significant Level 3 unobservable inputs such as the probability of achieving the milestone, anticipated timelines, and discount rate. Changes in the fair value of the liability were recognized in the statement of operations and comprehensive loss until it was settled in the first quarter of 2022.
The Centessa Predecessor Group evaluated a redemption feature within the convertible term notes and determined bifurcation of the redemption feature was required. The redemption feature was classified as a liability on the combined balance sheets prior to settlement upon completion of the acquisition of the Centessa Subsidiaries in January 2021. The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. The fair value of the derivative was estimated primarily on the probability of the next fund raising occurring and the timing of such event.
The reconciliation of the redemption feature measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement	Derivative Liability
Balance at January 1, 2021 (Predecessor)	$—	$—	$913
Additions	—	—	—
Change in fair value	—	—	—
Settlements	—	—	(913)
Balance at January 29, 2021 (Predecessor)	$—	$—	$—
Balance at January 30, 2021 (Successor)	$—	$—	$—
Additions	22,618	75,000	—
Change in fair value	15,082	700	—
Balance at December 31, 2021 (Successor)	37,700	75,700	—
Change in fair value	1,980	(5,900)	—
Settlements	(39,680)	—	—
Balance at December 31, 2022 (Successor)	$—	$69,800	$—
5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
Research and development costs	$11,321	$11,224
Insurance related costs	2,788	4,661
Value added tax receivable	2,557	1,422
Other	3,271	993
	$19,937	$18,300

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
Research and development costs	$10,795	$9,323
Personnel related expenses	7,264	4,865
Professional fees	4,171	1,514
Income tax liability	1,582	769
Other	690	102
	$24,502	$16,573
Property and equipment, net consisted of the following (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
Computer equipment	$442	$196
Construction in progress	890	—
Property and equipment, at cost	1,332	196
Less: Accumulated depreciation	(164)	(34)
Property and equipment, net	$1,168	$162

Foreign Currency Translation Adjustments consisted of the following (amounts in thousands):

	Successor
	Twelve months ended December 31, 2022	Period from January 30, 2021 through December 31, 2021
Foreign currency translation adjustments	$(1,382)	$778
Reclassifications to net loss	(803)	—
Foreign Currency Translation Adjustments	$(2,185)	$778
6. Debt

	(Amounts in thousands)
	Successor
	December 31, 2022	December 31, 2021
Note Purchase Agreement	$69,800	$75,700
	$69,800	$75,700
Note Purchase Agreement
On October 1, 2021 (the “Signing Date”), the Company, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital Management LLC (the “Purchasers”) and Cocoon SA LLC (the “Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchasers.

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
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the Note Purchase Agreement. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the Note Purchase Agreement) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the Note Purchase Agreement); provided that the interest rate shall never be less than 8.00%. The average interest rate over the twelve months ended December 31, 2022 was 9.6%.
The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
Upon the first regulatory approval of any of the Company’s product candidates by either the FDA or the European Medicines Agency (“EMA”), the Company is obligated to pay the Purchasers an amount equal to 30% of the aggregate principal amount issued under the Notes by the Company (the “Milestone Payment”). The Milestone Payment shall be paid in quarterly installments over five years beginning on the earlier of (i) the date of the first commercial sale following such regulatory approval; and (ii) the six-month anniversary of such regulatory approval. The Milestone Payment is triggered one time only, and applies only to the Company’s first product to obtain regulatory approval.
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the Note Purchase Agreement. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the Note Purchase Agreement, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of December 31, 2022, the cumulative payments under the Note Purchase Agreement, including interest payments, totaled $8.8 million.
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
On November 7, 2022, the Company and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into an Amendment No. 2 to Note Purchase Agreement (the “Second Amendment”) with the Purchaser, and the Purchaser Agent to modify the Note Purchase Agreement.
Under the terms of the Note Purchase Agreement, the Company was required to (i) redomicile its subsidiary Pega-One out of France (such obligation, the “Subsidiary Restructuring”) or (ii) to establish a blocked deposit account in favor of the Purchaser Agent and deposit $25 million in such account. Pursuant to the Second Amendment, the Purchaser and the Purchaser Agent waived the requirements to take the actions in (i) and (ii) above, and, the Company agreed to increase the minimum cash balance required under the Note Purchase Agreement from 75% to 90% of the aggregate principal amount of all Notes. In addition, the Purchaser agent agreed that in the event the Company divests the business or assets of PearlRiver Bio GmbH, Pega-One SAS or Janpix Limited, any contingent amounts from such sales shall not be counted toward the $100 million deductible unless and until such contingent amounts are received by the Company. The Company divested PearlRiver in December 2022 and Pega-One in January 2023.
7. Commitments and Contingencies
Commitments
As of December 31, 2022, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $42.8 million, of which the Company expects to pay $36.0 million within one year and the remaining $6.8 million over one to four years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
On February 7, 2022, the Company entered into a 10-year office lease for its new corporate headquarters in Boston, Massachusetts, which required the issuance of a letter of credit of $0.7 million. The fixed annual rent will be

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
approximately $1.6 million, commencing in the first quarter of 2023 and will escalate each subsequent year to approximately $1.9 million in Year 10. The Company expects to have a right of use of the office space in early 2023.
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. In aggregate, the Company may be obligated to make up to $43.7 million and $42.0 million in related development and commercial milestone payments, respectively, predominately related to agreements with Orexia Therapeutics Limited and collaboration partners. As of December 31, 2022, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2022 and for the period from January 30, 2021 through December 31, 2021 were aggregate incurred expenses of $2.2 million and $1.7 million, respectively, primarily reflecting the amortization of upfront costs in 2022 and 2021 as well as a payment of a developmental milestone in 2021. The Company expects that payments related to its licensing and collaboration arrangements in the next twelve months would not be material to the Company’s consolidated financial statements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Legal charges incurred in connection with contingencies and litigation are expensed as incurred.
Litigation
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On February 10, 2023, an amended complaint was filed (“Amended Complaint”). A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The complaint also abandons any claims concerning ZF874 and focuses entirely on lixivaptan. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.
8. Share-based Compensation
Centessa Pharmaceuticals plc (Successor) Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of Shares issued and outstanding on the immediately preceding

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of December 31, 2022 were 6,010,683.
Share-based Compensation Expense
The Company and the Centessa Predecessor Group recorded share-based compensation expense in the following expense categories in the consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$11,954	$5,896	$—
General and administrative	13,011	8,956	—
	$24,965	$14,852	$—
Centessa Pharmaceuticals plc (Successor) Stock Options
The following table summarizes stock option activity for the period from January 1, 2022 through December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in million)
Balance at January 1, 2022	11,730,382	$8.07	9.2
Granted	5,553,985	8.02
Exercised	(205,107)	3.89
Forfeited	(2,390,264)	9.44
Balance at December 31, 2022	14,688,996	$7.88	8.5	—
Exercisable at December 31, 2022	5,002,044	$7.79	8.2	—
Vested and expected to vest at December 31, 2022	14,688,996	$7.88	8.5	—
The weighted-average grant date fair value of options granted was $5.38 per share for the period from January 1, 2022 through December 31, 2022. The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years. As of December 31, 2022, the total unrecognized compensation expense related to unvested stock option awards was $46.7 million, which the Company expects to recognize over a weighted-average period of 2.6 years.
Based on the trading price of $3.10 per ADS, which was the closing price as of December 31, 2022, the aggregate intrinsic value of options as of December 31, 2022 was zero.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
During the twelve months ended December 31, 2022, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term (in years)	6.01
Expected stock price volatility	76.4%
Risk-free interest rate	2.2%
Expected dividend yield	0%
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
Centessa Pharmaceuticals plc (Successor) Restricted Share Awards and Units
In connection with the acquisition of the Centessa Subsidiaries, the Company issued 379,905 ordinary shares subject to future vesting under its Restricted Stock Awards program. For the period subsequent to the acquisition through December 31, 2022, the Company issued an additional 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards are based upon the estimated fair value of the Company’s ordinary shares at the time of grant. During the twelve month period ended December 31, 2022, 383,523 share awards vested.
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
The following table summarizes ordinary share activity related to the restricted stock programs for the twelve months ended December 31, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	982,944		—
Granted	—	n/a	2,458,950	$5.17
Vested	(383,523)		(469,490)
Forfeited	—		(184,700)
Unvested at December 31, 2022	599,421		1,804,760

Unrecognized compensation expense at December 31, 2022 ($ in thousands)	$10,221		$9,331
Expected weighted average recognition period (in years)	2.4		2.0

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
Centessa Pharmaceuticals plc (Successor) 2021 Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “2021 ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of Shares as determined by the board of directors. Remaining shares reserved as of December 31, 2022 were 1,759,882.
9. Related Party Transactions
Master Services agreements with drug discovery companies affiliated with David Grainger
The Company has entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who was appointed as the Company’s Chief Innovation Officer in October 2021. These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company and the Centessa Predecessor Group incurred research and development costs associated with these contracts as follows in the consolidated and combined statements of operations and comprehensive loss (amounts in thousands):

	Successor		Predecessor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$7,373	$7,148	$418
Cost Reimbursements
During the period from January 30, 2021 through December 31, 2021, the Company (Successor) reimbursed an aggregate of $1.4 million to several shareholders for costs paid on behalf of the Company (Successor) in connection with acquisition of the Centessa Subsidiaries and the sale of the Company (Successor) Series A preferred shares.

10. Income Taxes
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
Deferred tax assets
Tax loss carryforwards	$73,097	$32,983
Capitalized research and development	15,624	8,734
Research and development credits	7,174	6,967
Other	1,467	1,016
Total deferred tax assets	$97,362	$49,700
Valuation allowance	(93,850)	(49,045)
Deferred tax assets, net of allowance (*)	$3,512	$655
(*) Included in Other non-current assets in the Consolidated Balance Sheets as of the respective periods.
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

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., France and the USA, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K., and French deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in those territories. The Company has also concluded that it is more likely than not it will not realize the benefits of the deferred tax assets in its principal operating entity in the United States and has provided a valuation allowance for the full amount of the net deferred tax asset in that entity. The Company has considered the Company's history of cumulative net profits in its other operating entity in the United States, which carries out services for other entities in the group, estimated that entity’s future taxable income and concluded that it is more likely than not that the Company will realize the benefits of the deferred tax assets in that entity, and has not provided a valuation allowance against the net deferred tax assets in that entity. For the twelve months ended December 31, 2022, the valuation allowance increased by $44.8 million. For the period from January 30, 2021 to December 31, 2021, the valuation allowance increased by $30.5 million.

Components of the Company’s pre-tax loss are as follows (amounts in thousands):

	Successor
	Twelve months ended December 31, 2022	Period from January 30, 2021 through December 31, 2021
Loss before tax:
UK	$(173,476)	$(331,423)
Non-UK	(43,478)	(49,534)

Total	$(216,954)	$(380,957)
The income tax (benefit) expense consists of the following (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
Federal
Current	$1,575	$581
Deferred	(2,464)	(495)
State
Current	534	188
Deferred	(392)	(160)
Foreign
Current	—	—
Deferred	—	—
Income tax (benefit) expense	$(747)	$114

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
A reconciliation of the United Kingdom (“UK”) income tax rate to the Company’s effective tax rate is as follows:

	Successor
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021
Statutory tax rate benefit	19%	19%
Non-deductible write-off of in-process R&D	—%	(11)%
Other non-deductible expenses	(3)%	(2)%
Enhanced research and development expenses	7%	3%
Losses surrendered for tax incentive	(7)%	(5)%
Non-taxable research and development incentive	1%	2%
Research & development tax credits	1%	—%
Change in tax rate	2%	1%
Effect of overseas tax rates	3%	1%
Change in valuation allowance	(23)%	(8)%
Effective income tax rate	—%	—%

The following table summarizes carryforwards of federal and local net operating losses (NOL) and research tax credits (amounts in thousands):

	Successor
	December 31, 2022	December 31, 2021
UK	$225,662	$82,156
US	$48,523	$34,059
France	$25,474	$19,710
Germany	$—	$11,062

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

UK income tax returns from 2021 remain open for examination and UK NOLs do not expire. In the US, income tax returns from 2019 and later remain open for examination and unutilized US NOLs and credit carryforwards are subject to examination until utilized. If not utilized prior to the specified dates, US federal NOLs totaling $3.2 million and a US R&D tax credit carryforward of $7.2 million would expire starting in 2036 and $41.3 million of US state NOLs would expire beginning in 2036. The NOL in France will not be utilized as Centessa’s French subsidiary, Pega-One, was sold on January 9, 2023.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in Code) that could limit the Company’s ability to utilize these carryforwards, in relation to its principal operating unit in the US. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of a 5% stockholder increases by more than 50% over a three-year testing period. The principal US operating unit may have experienced various ownership changes, as defined by the Code, as a result of past financings and may in the future experience an ownership change. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. The Company has not yet performed an Internal Revenue Code Section 382 study in connection with changes in control of its principal operating unit in the US.

Centessa Pharmaceuticals plc (Successor) and Centessa Predecessor Group (Predecessor)
Notes to the Consolidated and Combined Financial Statements
11. Subsequent Events
The Company filed a shelf registration statement on Form S-3 (“the Shelf”) with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and SVB Securities LLC (“SVB”). As sales agent, SVB will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, and principal accounting officer and principal financial officer, respectively), we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our executive officers, directors and other key personnel and their respective ages and positions as of March 15, 2023:

Name	Age	Position(s)
Executive Officers
Saurabh Saha, M.D., Ph.D.	46	Chief Executive Officer and Director
Gregory Weinhoff, M.D., M.B.A.	52	Chief Financial Officer
Antoine Yver, M.D., M.Sc.	65	Executive Vice President and Chairman of Development
David Grainger	56	Chief Innovation Officer
Tia Bush	52	Chief Quality Officer
Thomas Templeman, Ph.D. (*)	63	Chief Technology Officer
David Chao, Ph.D.	55	Chief Administrative Officer
Iqbal Hussain	42	General Counsel
Karen Anderson	56	Chief People Officer

Non-Employee Directors
Francesco De Rubertis, Ph.D.	53	Director and Chairman of the Board
Arjun Goyal, M.D., M.Phil, M.B.A.	40	Director
Mathias Hukkelhoven, Ph.D.	69	Director
Brett Zbar, M.D.	50	Director
Mary Lynne Hedley, Ph.D.	60	Director
Samarth Kulkarni, Ph.D.	44	Director
Carol Stuckley, M.B.A.	67	Director
(*) Dr Templeman announced his retirement on March 15, 2023 with his resignation effective March 31, 2023.

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
Thomas Templeman, Ph.D., has served as our Chief Technology Officer since May 2021. Dr. Templeman announced his retirement on March 15, 2023 with his resignation effective March 31, 2023. Dr. Templeman has more than 25 years of experience in diagnostic and pharmaceutical manufacturing, biopharmaceutical process development, and implementation of quality systems. Prior to joining Centessa, Dr. Templeman served as SVP Pharmaceutical Operations and Quality and as a member of the Executive Committee of Nuvation Bio from February 2019 to May 2021 where he was responsible for early and late-stage pharmaceutical development, operations and quality for early and clinical developmental candidates and marketed products. From February 2018 to February 2019, Dr. Templeman was an independent consultant. From June 2017 to February 2018, Dr. Templeman served as Senior Vice President, Pharmaceutical Operations and Quality Assurance, at Axovant Sciences. Dr. Templeman has also previously held a number of senior roles, including as Chief Operating Officer at Graybug Vision, Inc. between January 2017 to June 2017, as Senior Vice President of Pharmaceutical Operations and Quality at Medivation, Inc. from September 2015 to December 2016, Vice President of Manufacturing Science and Technology at Hospira, Inc., and Senior Vice President, Integrated Supply Chain at Liquidia Technologies, Inc. Dr. Templeman also held various roles of increasing responsibility within the Centocor Biologics and Ortho Clinical Diagnostics businesses of Johnson & Johnson. Dr. Templeman earned a B.S. in biology from the University of Santa Clara, a Ph.D. in biological sciences from Dartmouth College, and was an NIH Post-doctoral Fellow at Harvard University.
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
Karen Anderson, has served as our Chief People Officer since November 2022. Karen has extensive experience in the biotech and pharmaceutical industry having been the Chief Human Resources Officer for Alnylam Pharmaceuticals from 2014 to 2019 where she was instrumental in supporting the build out of late stage development, commercial readiness and a dedicated manufacturing facility . Prior to Alnylam, Karen was a Vice President of HR for Biogen, supporting R&D and spent almost 10 years with Pfizer supporting both R&D and the Global Commercial businesses. Earlier in her career she specialized in Compensation and Mergers & Acquisitions through her roles at Bayer and Baxter. Immediately prior to joining Centessa Karen was the Chief Human Resources Officer for Mimecast, a technology-based company dedicated to cybersecurity. Karen holds a BA in Psychology /Labor Relations and a Masters in Organization Development.
Non-Employee Directors
Francesco De Rubertis, Ph.D., joined our board of directors in November 2020. Dr. De Rubertis is a co-founder and Partner at Medicxi since 2016. Prior to Medicxi, Dr. De Rubertis was a Partner at Index Ventures for 19 years, having joined the firm in 1998 to launch its life sciences practice. Dr. De Rubertis serves on the boards of a number of private biotechnology companies, including Rivus Pharmaceuticals, Inc. and Levicept Ltd. Dr. De Rubertis’s prior investments include CellZome, GenMab (Copenhagen: GEN.CO), GenSight Biologics (Euronext: SIGHT), Micromet, Molecular Partners (Swiss: MOLN.SW), PanGenetics, Parallele Biosciences, Profibrix and Versartis (NASDAQ:VSAR). Dr. De Rubertis received a B.A. in Genetics and Microbiology from the University of Pavia (Italy) and a PhD in Molecular Biology from the University of Geneva (Switzerland) after which he became a postdoctoral scientist at the Whitehead Institute at M.I.T. He is a Chartered Financial Analyst and served on the main board of the University of Geneva (Switzerland). We believe Dr. De Rubertis is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
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
Mathias Hukkelhoven, Ph.D., joined our board of directors in July 2022. Dr. Hukkelhoven is an experienced global regulatory and drug development leader. Dr. Hukkelhoven has a wealth of experience in global regulatory affairs and drug development, evidenced by his contribution to more than 50 NCEs and hundreds of new indications and line extensions over his career to date. Dr. Hukkelhoven has participated in activities that have shaped health authority interactions for the industry, including serving as chairperson of the Regulatory Affairs Coordinating Committee at PhRMA, and recently as a PhRMA negotiator for the PDUFA VII negotiations with the FDA. Since his retirement from Bristol Myers Squibb in July 2021, Math has been a consultant for several biotech companies, R&D Strategy Advisor for LianBio and Senior Advisor for McKinsey. Math joined Bristol Myers Squibb in March 2010 as the Senior Vice President, Global Regulatory, Safety & Biometrics and was also responsible for the R&D group in BMS China and the Clinical Pharmacology and

Pharmacometrics group. As such, he had responsibility for a large part of the global Bristol Myers Squibb development organization. Since the acquisition of Celgene by Bristol Myers Squibb, he was responsible for Global Regulatory and Safety Sciences at Bristol Myers Squibb. He was accountable for setting regulatory strategy and driving execution of global regulatory and pharmacovigilance plans for Bristol Myers Squibb. He led the regulatory and development efforts across the product development and commercialization process to ensure optimal regulatory strategy and interactions at each step of the process - research and development, manufacturing, and commercialization. Prior to joining Bristol Myers Squibb, Math held the role of Chairman Portfolio Stewardship Board at Novartis Pharmaceuticals. From 2001 to 2009, he was the Senior Vice President, Global Head Drug Regulatory Affairs at Novartis. Math received his B.S. and Ph.D. honors degrees in Biology and Biochemistry from the University of Nijmegen, the Netherlands.
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
No Change in Nominating Procedure
There were no changes made during 2022 to the procedure by which our shareholders may recommend nominees to our board.
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
Item 11. Executive Compensation
The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2022 and December 31, 2021 to our Chief Executive Officer and our two next most highly compensated executive officers, each of whom earned more than $100,000 during the fiscal year ended December 31, 2022 and December 31, 2021, and was serving as an executive officer as of December 31, 2022. Our named executive officers, or the NEOs for 2022 who appear in the Summary Compensation Table are:
•Saurabh Saha, M.D., Ph.D., our Chief Executive Officer;
•Gregory Weinhoff, M.D., M.B.A., our Chief Financial Officer; and
•David Chao, Ph.D., our Chief Administrative Officer.
2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (6)	Non-Equity Plan Compensation ($)	All Other Compensation ($) (7)	Total ($)
Saurabh Saha, M.D., Ph.D. (1) Chief Executive Officer	2022	621,000	324,472	3,877,500	4,777,058	—	12,200	9,612,230
	2021	572,581	414,630	—	15,081,376	—	—	16,068,587
Gregory Weinhoff, M.D., M.B.A (2) Chief Financial Officer	2022	465,800	177,004	1,189,100	1,464,965	—	12,200	3,309,069
	2021	375,000	150,904	—	3,506,104	—	11,600	4,043,608
David Chao, Ph.D. (3) Chief Administrative Officer	2022	465,800	177,004	1,189,100	1,464,965	—	12,200	3,309,069
	2021	303,864	121,512	—	3,536,691	—	—	3,962,067
(1)Dr. Saha commenced employment with us on January 18, 2021. His annual base salary for 2022 was $621,000.
(2)Dr. Weinhoff commenced employment with us on March 1, 2021. His annual base salary for 2022 was $465,800.
(3)Dr. Chao commenced employment with us on April 14, 2021. His annual base salary for 2022 was $465,800.
(4)The amounts reported represent discretionary bonuses earned by our named executive officers during the applicable fiscal year based upon their achievement of goals as determined by the Compensation Committee. Dr. Saha’s bonus in 2021 also includes a one-time signing bonus of $100,000 paid pursuant to the terms of his employment agreement.
(5)The amount reported represent the aggregate grant date fair value of the restricted stock units granted to our named executive officers during the applicable fiscal year, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the restricted stock unit reported in this column are set forth in note 8 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officer upon the vesting of the units or any sale of the underlying shares of common stock.
(6)The amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the awards or any sale of the underlying shares of common stock.
(7)The amounts reported represents the Company’s portion of the executive’s 401(k) plan account contributions.
Narrative to 2022 Summary Compensation Table
Base Salaries
The annual base salaries for Dr. Saha, Dr. Weinhoff and Dr. Chao for the fiscal year ended December 31, 2022 were $621,000, $465,800 and $465,800, respectively. Additionally, our Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments (or, in the case of our Chief Executive Officer, may recommend adjustments for approval by the Board of Directors) as it determines to be reasonable and necessary to reflect the scope of the executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions, including base salary amounts relative to similarly situated executive officers at peer group companies.
Bonuses
We have granted cash bonuses to our key executives, including the named executive officers, pursuant to the Company’s Senior Executive Cash Incentive Bonus Plan (the “Incentive Plan”). The Incentive Plan provides for bonus payments based upon the attainment of performance objectives established by the Compensation Committee and related to individual and financial and operational metrics with respect to the Company or any of its subsidiaries. In 2022, our board of directors considered certain goals in determining annual bonuses, including: advancement of individual program development goals, establishment of high performance teams, infrastructure and corporate governance framework and achievement of financial budget goals. For the fiscal year ended December 31, 2022, the target annual bonuses for Dr. Saha, Dr. Weinhoff and Dr. Chao were 55%, 40% and 40%, respectively, of the applicable named executive officer’s annual base salary.
For the fiscal year ended December 31, 2022, the Compensation Committee, at their discretion, determined that bonuses would be paid at 95% of target based on NEOs’ performance and achievement of objectives.
Equity Compensation
We have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. Prior to our initial public offering in June 2021, we also granted certain employees shares of restricted stock. In 2022, we issued restricted stock unit awards as a retention grant to incentivize and encourage retention of certain officers and employees. Since June 2021, our equity award grant policy also contemplates the grant of stock options to existing employees, including our named executive officers, in connection with annual performance grants. During the fiscal year ended December 31, 2022, we granted restricted stock units and stock option awards to Drs. Saha, Weinhoff and Chao, as described in more detail in the “Outstanding Equity Awards at Fiscal 2022 Year-End” table.
Perquisites or Personal Benefits
Perquisites or other personal benefits are not a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our named executive officers.
401(k) Plan
We maintain a tax-qualified retirement plan (the “401(k) Plan”) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide matching contributions under the 401(k) Plan up to the IRS limits. In 2022, we provided a matching contribution of 4% of compensation to plan participants. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.
Executive Employment Arrangements
We have entered into an offer letter with each of the named executive officers in connection with the commencement of their employment with us, which set forth the terms and conditions of their employment. Each named executive officer has also entered into our standard proprietary information and inventions agreement.
Dr. Saurabh Saha, M.D., Ph.D. On November 19, 2020 (as amended on December 2, 2020), we entered into an offer letter with Dr. Saha, or the Saha Offer Letter, our Chief Executive Officer, pursuant to which Dr. Saha was entitled to a base salary of $600,000 and eligible to earn a target annual bonus of forty-five percent (45%) of his base salary (prorated for 2021 only). Following a review by the Compensation Committee ahead of the Company’s IPO, and in accordance with the recommendations made by compensation advisors appointed by the Compensation Committee, the Compensation Committee retroactively increased Dr. Saha’s target 2021 annual bonus to fifty-five percent (55%) of his base salary. The Saha Offer Letter also provided Dr. Saha with a one-time sign-on bonus of $100,000. He is also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Saha Offer Letter) and provided Dr. Saha has remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his time-based vesting equity grants will immediately vest.
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
On March 29, 2022, we entered into an employment agreement with Dr. Saha (the “Saha Employment Agreement”) to amend and restate the Saha Offer Letter, effective March 30, 2022, pursuant to which Dr. Saha is entitled to a base salary of $600,000 and eligible to earn a target annual bonus of forty-five percent (45%) of his base salary. Commencing in calendar year 2022, we increased Dr. Saha’s base salary to $621,000 and annual target bonus to fifty-five percent (55%) of his base salary. The Saha Employment Agreement provides that if we terminate Dr. Saha’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) without cause, or Dr. Saha resigns for good reason, Dr. Saha will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Saha Employment Agreement further provides that if Dr. Saha’s employment is terminated by us other than for cause, or by Dr. Saha for good reason within the one year period following a sale event, Dr. Saha will receive the following: (i) a lump sum payment equal to the sum of (A) 18 months of his then-current base salary and (B) 150% of his target bonus for the year of termination; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms and any such awards subject to time-based vesting conditions shall fully accelerate upon a sale of the Company); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 18-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Saha Employment Agreement provides that if any payments or benefits received by Dr. Saha or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Dr. Gregory Weinhoff, M.D., M.B.A. On February 27, 2021, we entered into an offer letter with Dr. Weinhoff, or the Weinhoff Offer Letter, our Chief Financial Officer, pursuant to which Dr. Weinhoff was entitled to a base salary of $450,000 and eligible to earn a target annual bonus of forty percent (40%) of his base salary (prorated for 2021 only). He is also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Weinhoff Offer Letter) and provided Dr. Weinhoff had remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his equity grants would immediately vest.
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
On March 29, 2022, we entered into an employment agreement with Dr. Weinhoff (the “Weinhoff Employment Agreement”) to amend and restate the Weinhoff Offer Letter, effective March 30, 2022, pursuant to which Dr. Weinhoff is entitled to a base salary of $465,750 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Weinhoff Employment Agreement provides that if we terminate Dr. Weinhoff’s employment outside of the one year period following a sale event without cause, or Dr. Weinhoff resigns for good reason, Dr. Weinhoff will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Weinhoff Employment Agreement further provides that if Dr. Weinhoff’s employment is terminated by us without cause or by Dr. Weinhoff for good reason within the one year period following a sale event, Dr. Weinhoff will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his then-current base salary and (B) 100% of his target bonus for the year of termination; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms and any such awards subject to time-based vesting conditions shall fully accelerate upon a sale of the Company); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Weinhoff Employment Agreement provides that if any payments or benefits received by Dr. Weinhoff or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Dr. David Chao, Ph.D. On April 14, 2021, we entered into an offer letter with Dr. Chao, or the Chao Offer Letter, our Chief Administrative Officer, pursuant to which Dr. Chao was entitled to a base salary of $420,000 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. He was also eligible to participate in the employee benefit plans available to our full-time U.S. employees, subject to the terms of those plans. In the event of a change in control (as such term is defined in the Chao Offer Letter) and provided Dr. Chao has remained in continued service through the date of such change in control, one hundred percent (100%) of the unvested portion of all of his equity grants would immediately vest. In addition, subject to Dr. Chao remaining an employee of the Company for a minimum period of five (5) years from his start date, upon his retirement after such period, he would be entitled to retain any and all options granted to him and such options would continue to vest over the remaining vesting period; provided Dr. Chao (i) continues to be an advisor to the Company, the CEO and to the board of directors during such period, (ii) complies with the terms of his restrictive covenants, and (ii) does not undertake any engagement with any entity that is a competitor to the business of the Company and its affiliates until the end of such vesting period (the “Vesting of Equity Post-Retirement Provision”).
Pursuant to the Chao Offer Letter, in the event Dr. Chao’s employment is terminated by us without cause or Dr. Chao resigns for good reason, each a Qualifying Termination, subject to the execution and effectiveness of a general release of claims, he will be entitled to receive (i) 12 months of base salary, and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. On March 30, 2022, we entered into an employment agreement with Dr. Chao (the “Chao Employment Agreement”) to amend and restate the Chao Offer Letter, effective March 30, 2022, pursuant to which Dr. Chao is entitled to a base salary of $465,750 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Chao Employment Agreement provides that if we terminate Dr. Chao’s employment outside of the one year period following a sale event without cause, or if Dr. Chao resigns for good reason, Dr. Chao will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Chao Employment Agreement provides that if Dr. Chao’s employment is terminated by us without cause, or by Dr. Chao for good reason within the one year period following a sale event, Dr. Chao will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Chao Employment Agreement also contains the same Vesting of Equity Post-Retirement Provision as his prior offer letter. In addition, the Chao Employment Agreement provides that if any payments or benefits received by Dr. Chao or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.

Executive Severance Plan
In June 2021, our board of directors adopted an Executive Severance Plan, or the Severance Plan, in which our named executive officers, and certain other executives, participated. The severance terms outlined in the employment agreements entered into with Dr. Saha, Dr. Weinhoff and Dr. Chao in March 2022 supersede the terms outlined in the Severance Plan for these named executive officers as of the effective date of such employment agreements (as further described above).
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

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2022. The market value of the shares in the following table is the fair value of such shares at December 31, 2022.

	Option Awards (1)							Stock Awards (1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Saurabh Saha, M.D., Ph.D. Chief Executive Officer	1/18/2021	1,997,879	2,171,606	(3)	—	$5.84	02/19/2031	—		—
	2/1/2022	156,250	593,750	(4)	—	$9.53	02/01/2032	—		—
	7/1/2022	—	—		—	$—	—	600,000	(5)	$1,860,000
Gregory Weinhoff, M.D., M.B.A Chief Financial Officer	3/1/2021	419,555	539,426	(3)	—	$5.84	03/04/2031	—		—
	2/1/2022	47,917	182,083	(4)	—	$9.53	02/01/2032	—		—
	7/1/2022	—	—		—	—	—	184,000	(5)	$570,400
David Chao, Ph.D. Chief Administrative Officer	4/20/2021	243,220	340,508	(3)	—	$9.42	04/20/2031	—		—
	2/1/2022	47,917	182,083	(4)	—	$9.53	02/01/2032	—		—
	7/1/2022	—	—		—	$—	—	184,000	(5)	$570,400
(1)Each equity award was granted under the Company’s 2021 Stock Option and Grant Plan, or the 2021 Plan.
(2)Represents the fair market value of shares as of December 31, 2022 based upon the closing market price of our common stock on December 30, 2022, the last trading day of 2021, of $3.10 per share.
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
(4)The shares underlying these options vest in 48 equal monthly amounts beginning March 1, 2022 In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’. A portion of the shares underlying options held by Dr. Weinhoff are held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust.
(5)The restricted stock units vest in ten equal quarterly installments from July 1, 2022, with the exception of Dr. Saha whose restricted stock units vest in nine installments, starting with 150,000 shares vesting on December 31, 2022 followed by eight equal quarterly installments.
2022 Director Compensation Table
The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2022. Dr. De Rubertis, who is our Chairman of the Board, waived his non-employee director compensation. Dr. Saha, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Dr. Saha, as a named executive officer of the Company, is presented in the “2022 Summary Compensation Table” in the “Executive Compensation” section above. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or non-equity awards to or reimburse any expenses of, any of our non-employee directors in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Francesco De Rubertis, Ph.D. (2)	—	—	—	—	—
Arjun Goyal, M.D., M.Phil, M.B.A. (3)	57,500	—	156,626	—	214,126
Aaron Kantoff (4)	26,250	—	—	—	26,250
Brett Zbar, M.D. (5)	55,000	—	156,626	—	211,626
Mary Lynne Hedley, Ph.D. (6)	50,000	—	156,626	—	206,626
Samarth Kulkarni, Ph.D. (7)	52,500	—	156,626	—	209,126
Robert Califf, M.D. (8)	5,875	—	—	—	5,875
Carol Stuckley, M.B.A. (9)	60,000	—	156,626	—	216,626
Mathias Hukkelhoven, Ph.D. (10)	22,500	—	337,954	—	360,454
(1)The amounts reported represent the aggregate grant date fair value of the stock options granted to our non-employee directors during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our non-employee directors upon the exercise of the awards or any sale of the underlying shares of common stock.
(2)Dr. De Rubertis waived his entitlement to receive equity awards in 2022.
(3)As of December 31, 2022, Mr. Goyal held options to purchase 112,570 shares of our common stock.
(4)On July 1, 2022, Mr. Kantoff resigned from our board. The resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices and he is no longer a member of the Board or any of its committees. As of December 31, 2022, Mr. Kantoff held options to purchase 200,000 shares of our common stock.
(5)As of December 31, 2022, Dr. Zbar held options to purchase 112,570 shares of our common stock.
(6)As of December 31, 2022, Dr. Hedley held options to purchase 256,474 shares of our common stock.
(7)As of December 31, 2022, Dr. Kulkarni held options to purchase 256,474 shares of our common stock.
(8)On February 16, 2022, Dr. Califf resigned as a result of his confirmation as the incoming Commissioner of the U.S. Food and Drug Administration. Dr. Califf’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. and he is no longer a member of the Board or any of its committees. As of December 31, 2022, Dr. Califf held no options to purchase shares of our common stock.
(9)As of December 31, 2022, Ms. Stuckley held options to purchase 256,474 shares of our common stock.
(10)As of December 31, 2022, Dr. Hukkelhoven held options to purchase 96,000 shares of our common stock.
Non-Employee Director Compensation Policy
Our board of directors adopted a non-employee director compensation policy in 2021. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash compensation as set forth below:

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
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 15, 2023 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding ordinary shares.
The column entitled “Shares Beneficially Owned” is based on a total of 94,961,169 shares of our common stock outstanding as of March 15, 2023.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Centessa Pharmaceuticals plc, 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom, WA14 2DT.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% or Greater Stockholders:
Entities affiliated with Medicxi (1)	19,963,157	21.02%
Entities affiliated with Index Ventures (2)	9,961,789	10.49%
Entities affiliated with General Atlantic (3)	9,681,818	10.20%
Entities affiliated with BVF Partners LP (4)	6,894,345	7.26%
Entities affiliated with EcoR1 Capital, LLC (5)	5,232,279	5.51%
Named Directors and Executive Officers:
Francesco De Rubertis, Ph.D.	—	—%
Arjun Goyal, M.D., M.Phil, M.B.A. (6)	3,971,284	4.18%
Mary Lynne Hedley, Ph.D. (7)	117,272	0.12%
Samarth Kulkarni, Ph.D. (8)	117,272	0.12%
Carol Stuckley, M.B.A. (9)	104,242	0.11%
Brett Zbar, M.D. (10)	39,466	0.04%
Mathias Hukkelhoven (11)	26,666	0.03%
Saurabh Saha, M.D., Ph.D. (12)	2,918,451	2.99%
David J. Grainger, Ph.D. (13	1,076,740	1.13%
Gregory Weinhoff, M.D., M.B.A. (14)	665,751	0.70%
Antoine Yver, M.D., M.Sc. (15)	338,713	0.36%
Iqbal Hussain (16)	439,205	0.46%
David Chao, Ph.D. (17)	443,314	0.46%
Thomas Templeman, Ph.D. (18)	337,265	0.35%
Tia Bush (19)	339,839	0.36%
Karen Anderson (20)	8,356	0.01%
All directors and executive officers as a group (16 persons)	10,943,836	11.52%
* Represents beneficial ownership of less than one percent.

(1)Consists of (a) 4,398,519 ordinary shares held by Medicxi Ventures I LP, a Jersey limited partnership (“Medicxi Ventures I”), (b) 55,677 ordinary shares held by Medicxi Co-Invest I LP, a Jersey limited partnership (“Medicxi Co-Invest I”), (c) 3,936,970 ordinary shares held by Medicxi Growth I LP, a Jersey limited partnership (“Medicxi Growth I”), (d) 93,526 ordinary shares held by Medicxi Growth Co-Invest I LP, a Jersey limited partnership (“Medicxi Growth Co-Invest I”), (e) 11,197,303 ordinary shares held by Medicxi Secondary I LP, a Jersey limited partnership (“Medicxi Secondary I”), and (f) 281,162 shares held by Medicxi Secondary Co-Invest I LP, a Jersey limited partnership (“Medicxi Secondary Co-Invest I” and, together with Medicxi Ventures I, Medicxi Co-Invest I, Medicxi Growth I, Medicxi Growth Co-Invest I, Medicxi Secondary I and Medicxi Secondary Co-Invest I, the “Medicxi Funds”). Medicxi Ventures I GP Limited, a Jersey limited liability company (“MVI GP”), is the sole managing general partner of Medicxi Ventures I and Medicxi Co-Invest I, and Medicxi Ventures Management (Jersey) Limited, a Jersey limited liability company (“Medicxi Manager”), is the sole manager of Medicxi Ventures I and Medicxi Co-Invest I. MVI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Ventures I and Medicxi Co-Invest I. Medicxi Growth I GP Limited, a Jersey limited liability company (“MGI GP”), is the sole managing general partner of Medicxi Growth I and Medicxi Growth Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Growth I and Medicxi Growth Co-Invest I. MGI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Growth I and Medicxi Growth Co-Invest I. Medicxi Secondary I GP Limited, a Jersey limited liability company (“MSI GP”), is the sole managing general partner of Medicxi Secondary I and Medicxi Secondary Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Secondary I and Medicxi Secondary Co-Invest I. MSI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Secondary I and Medicxi Secondary Co-Invest I. Francois Chesnay, Andrew Wignall, Richard Lee, Giles Johnstone-Scott, Francesco De Rubertis, Ph.D., a member of our board of directors, and Andrew Jeanne are members of the board of directors of the Medicxi Manager, and investment and voting decisions with respect to the shares held by the Medicxi Funds are made by such directors collectively. Medicxi Ventures (UK) LLP and Medicxi Ventures (Jersey) Limited act as sub-advisers to Index Ventures Life VI (Jersey) Limited, which acts as the adviser to Index Ventures Life VI (Jersey) LP, and as such the Medicxi Funds, Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP may be deemed to be members of a

“group” as defined in Rule 13d-5 of the Exchange Act (see note (1) below). The share ownership reported by the Medicxi Funds does not include any shares beneficially owned by Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP, and each of the Medicxi Funds and their affiliates disclaim beneficial ownership of the securities beneficially owned by Index Ventures Life VI (Jersey) LP, Yucca (Jersey) SLP and their affiliates. The address of the principal business office of each of the Medicxi Funds is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.
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
(3)Represents 9,681,818 ordinary shares held by General Atlantic UM B.V. (“GA UM”). GA UM is a wholly owned subsidiary of General Atlantic Coöperatief U.A. (“GA Coop UA”). The members that share beneficial ownership of the shares held by GA UM through GA Coop UA are the following General Atlantic investment funds (the “GA Funds”): General Atlantic Partners (Bermuda) IV, L.P. (“GAP Bermuda IV”), General Atlantic Partners (Bermuda) EU, L.P. (“GAP Bermuda EU”), General Atlantic Partners (Lux), SCSp (“GAP Lux”) and General Atlantic Cooperatief, L.P. (“GA Coop LP”). The general partner of GAP Lux is General Atlantic GenPar (Lux) SCSp (“GA GenPar Lux”) and the general partner of GA GenPar Lux is General Atlantic (Lux) S.à r.l. (“GA Sarl”). The general partner of GAP Bermuda IV and GAP Bermuda EU and the sole shareholder of GA Sarl is General Atlantic GenPar (Bermuda), L.P. (“GenPar Bermuda”). GAP (Bermuda) L.P. (“GAP Bermuda”),which is controlled by the management committee of GSAC MGP, LLC (the Management Committee”), is the general partner of GenPar Bermuda and GA Coop LP. There are nine members of the Management Committee. The Management Committee includes William E. Ford, Gabriel Caillaux, Andrew Crawford, Martín Escobari, Anton J. Levy, Sandeep Naik, E. Graves Tompkins, N. Robbert Vorhoff and Chi Eric Zhang. GA UM, GA Coop UA, GA GenPar Lux, GA Sarl, GenPar Bermuda, GAP Bermuda, and the GA Funds are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. The mailing address of GA Coop LP, GAP Bermuda IV, GAP Bermuda EU, GenPar Bermuda, and GAP Bermuda is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The mailing address of GA Coop UA and GA UM is Prinsengracht 769, 1017 JZ, Amsterdam, Netherlands. The mailing address of GAP Lux, GA GenPar Lux and GA Sarl is Luxembourg is 412F, Route d’Esch, L-1471 Luxembourg. Each of the members of the Management Committee disclaims ownership of the shares except to the extent that he has a pecuniary interest therein.
(4)Based on a Schedule 13G filed with the SEC on June 16, 2022, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owns 3,734,708 ordinary shares underlying ADSs it directly owns, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owns 2,730,698 ordinary shares underlying ADSs it directly owns, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) beneficially owns 334,576 ordinary shares underlying ADSs it directly owns. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the 3,734,708 ordinary shares underlying ADSs beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the 2,730,698 ordinary shares underlying ADSs beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 334,576 ordinary shares underlying ADSs beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 6,465,406 ordinary shares underlying ADSs beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 6,799,982 ordinary shares underlying ADSs beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and 94,363 ordinary shares underlying ADSs underlying ADSs held in a certain Partners managed account (the “Partners Managed Account”). BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 6,894,345 ordinary shares underlying ADSs beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 6,894,345 ordinary shares underlying ADSs beneficially owned by BVF Inc. BVF GP disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF, BVF2 and Trading Fund OS and the ordinary shares underlying the ADSs held in the Partners Managed Account. The address for BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr.

Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(5)Based on a Schedule 13G filed with the SEC on November 23, 2022, EcoR1 Capital, LLC (“EcoR1”) has shared dispositive power and shared voting power with respect to 5,232,279 ordinary shares underlying ADSs, Oleg Nodelman (“Nodelman”) has shared dispositive power and shared voting power with respect to 5,232,279 ordinary shares underlying ADSs, and EcoR1 Capital Fund Qualified, L.P. (“ECFP”) has shared dispositive power and shared voting power with respect to 4,875,686 ordinary shares underlying ADss. ECFP is not a member of a group and disclaims membership in a group. The address of EcoR1, ECFP and Mr. Nodelman is 357 Tehama Street #3, San Francisco, California 94103.
(6)Consists of (i) 3,825,659 ordinary shares held by Vida Ventures II, LLC (“Vida II Main Fund”), (ii) 106,159 ordinary shares held by Vida Ventures II-A, LLC (“Vida II Parallel Fund”, and together with the Vida II Main Fund, “Vida II”) and (iii) 39,466 ordinary shares underlying options directly held by Dr. Goyal. VV Manager II, LLC (“VV Manager II”) is the manager of Vida II. Arie Belldegrun, Fred Cohen, and Leonard Potter are the members of the management committee of VV Manager II (the “Management Committee”) and Arie Belldegrun, Fred Cohen, Stefan Vitorovic, Arjun Goyal, Helen Kim, Rajul Jain, and Joshua Kazam are the members of the investment committee of VV Manager II (the “Investment Committee”). Each of the Management Committee, the Investment Committee and the respective members thereof may be deemed to share voting and dispositive power over the shares held by Vida II. VV Manager II, the Management Committee, the Investment Committee and each member of each of the Management Committee and Investment Committee disclaims beneficial ownership over the securities held of record by Vida II. The address of all entities affiliated with Vida is 40 Broad Street, Suite 201, Boston, MA 02109.
(7)Consists of 117,272 ordinary shares underlying options directly held by Dr. Hedley exercisable within 60 days of March 15, 2023.
(8)Consists of 117,272 ordinary shares underlying options directly held by Dr. Kulkarni exercisable within 60 days of March 15, 2023.
(9)Consists of 104,242 ordinary shares underlying options directly held by Ms. Stuckley exercisable within 60 days of March 15, 2023.
(10)Consists of 39,466 ordinary shares underlying options directly held by Dr. Zbar exercisable within 60 days of March 15, 2023.
(11)Consists of 26,666 ordinary shares underlying options directly held by Dr. Hukkelhoven exercisable within 60 days of March 15, 2023.
(12)Consists of (i) 105,975 ordinary shares held by Dr. Saha, (ii) 38,000 ordinary shares held by a trust, for which Dr. Saha and his spouse serve as trustees, (iii) 2,686,263 ordinary shares underlying options directly held by Dr. Saha exercisable within 60 days of March 15, 2023, and (iv) 88,213 ordinary shares underlying restricted stock units held by Dr. Saha exercisable within 60 days of March 15, 2023.
(13)Consists of (i) 824,105 ordinary shares held by Dr. Grainger, (ii) 210,310 ordinary shares underlying options directly held by Dr. Grainger exercisable within 60 days of March 15, 2023, (iii) 14,825 ordinary shares underlying restricted stock units held by Dr. Grainger exercisable within 60 days of March 15, 2023, and (iv) 27,500 ordinary shares held by RxCelerate Limited of which Dr. Grainger is a member of the board of directors.
(14)Consists of (i) 39,415 ordinary shares held by Dr. Weinhoff, (ii) 425,362 ordinary shares underlying options directly held by Dr. Weinhoff exercisable within 60 days of March 15, 2023, (iii) 27,825 ordinary shares underlying restricted stock units held by Dr. Weinhoff exercisable within 60 days of March 15, 2023, and (iii) 173,149 ordinary shares underlying options held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust, exercisable within 60 days of March 15, 2023.
(15)Consists of (i) 167,335 ordinary shares held by Dr. Yver, (ii) 86,864 outstanding ordinary shares subject to a right of repurchase by the Company held by Dr. Yver which may be vested within 60 days of March 15, 2023, (iii) 14,825 ordinary shares underlying restricted stock units held by Dr. Yver exercisable within 60 days of March 15, 2023, and (iv) 69,689 ordinary shares underlying options directly held by Dr. Yver exercisable within 60 days of March 15, 2023.
(16)Consists of (i) 19,559 ordinary shares held by Mr. Hussain, (ii) 5,500 ordinary shares held by Mr. Hussain's spouse, (iii) 20,194 ordinary shares underlying restricted stock units held by Mr. Hussain exercisable within 60 days of March 15, 2023, and (iv) 393,952 ordinary shares underlying options directly held by Mr. Hussain exercisable within 60 days of March 15, 2023.
(17)Consists of (i) 32,400 ordinary shares held by Dr. Chao, (ii) 27,825 ordinary shares underlying restricted stock units held by Dr. Chao exercisable within 60 days of March 15, 2023, and (iii) 383,089 ordinary shares underlying options directly held by Dr. Chao exercisable within 60 days of March 15, 2023.
(18)Consists of (i) 19,947 ordinary shares held by Dr. Templeman, (ii) 17,775 ordinary shares underlying restricted stock units held by Dr. Templeman exercisable within 60 days of March 15, 2023, and (iv) 299,543 ordinary shares underlying options directly held by Dr. Templeman exercisable within 60 days of March 15, 2023.
(19)Consists of (i) 19,221 ordinary shares held by Ms. Bush, (ii) 8,000 ordinary shares held by Ms. Bush's spouse, (iii) 15,888 ordinary shares underlying restricted stock units held by Ms. Bush exercisable within 60 days of March 15, 2023 and (iii) 296,730 ordinary shares underlying options directly held by Ms. Bush exercisable within 60 days of March 15, 2023.
(20)Consists of 5,000 ordinary shares underlying options directly held by Ms. Anderson exercisable within 60 days of March 15, 2023 and 3,356 ordinary shares underlying restricted stock units held by Ms. Bush exercisable within 60 days of March 15, 2023.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plans
The following table sets forth information as of December 31, 2022 regarding ordinary shares that may be issued under our equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	17,093,177 (2)	$7.88 (3)	7,770,566 (4)
Equity compensation plans not approved by security holders (5)	—	—	—
Total	17,093,177	$7.88	7,770,566
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
(2)Includes restricted share awards and units that were not vested as of December 31, 2022 and stock options granted under the 2021 Plan.
(3)The weighted average exercise price is calculated solely on outstanding stock options.
(4)Consists of shares available for future issuance under the ESPP and the 2021 Plan. As of December 31, 2022, 1,759,882 shares were available for issuance under the ESPP and 6,010,683 shares were available for issuance under the 2021 Plan. Excludes 4,742,170 additional ordinary shares that were added to the number of shares that may be issued under the 2021 Plan pursuant to an automatic increase effective January 1, 2023.
(5)We do not have any equity plans that have not been approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation arrangements described below under the sections “Director Compensation” and “Executive Compensation” and the transactions described below, in the period from January 1, 2022 through the date of this Form 10-K, we were not a party to any transactions between us and certain “related persons”, which are generally considered to be our executive officers, directors, director nominees or 5% shareholders, or their immediate family members.
Within this section, we have calculated the dollar amounts using the historical exchange rate as of the closing date of each transaction. Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:
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

	Successor		Predecessor Group
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
Research and development	$7,373	$7,148	$418
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

	Successor		Predecessor Group
	Twelve Months Ended December 31, 2022	Period from January 30, 2021 through December 31, 2021	Period from January 1, 2021 through January 29, 2021
General and administrative	$—	$178	$17
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
On December 29, 2020, Centessa entered into a convertible loan agreement with Medicxi Growth I LP and Medicxi Growth Co-Invest I LP (collectively Medicxi Growth), whereby the Company issued $5.0 million of unsecured convertible term notes to Medicxi Growth (the “Convertible Notes”). The Convertible Notes converted into an aggregate 568,181 Series A Shares at a subscription price of $8.799999964 in connection with the closing of the Crossover Investment (as defined below) on January 29, 2021.
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

On January 23, 2021, Palladio Biosciences entered into an agreement and plan of reorganization (the “Merger Agreement”) with Centessa UPM Merger Sub, Inc. (a subsidiary of Centessa incorporated in Delaware for the purposes of merging with Palladio Biosciences). Pursuant to the Merger Agreement, UPM Merger Sub, Inc. merged with and into Palladio Biosciences as the surviving corporation with the shareholders of Palladio receiving B ordinary shares of Centessa and certain Contingent Value Rights.
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
Contingent Value Rights
In connection with our acquisition of the Palladio Biosciences, Inc. (“Palladio”) in January 2021, we issued contingent value rights (CVRs), to former shareholders and option holders of Palladio, payable in the form of our ordinary shares, upon the achievement of a specific clinical development milestone by Palladio. In total, the CVRs represented the contractual rights to receive payment of $39.7 million worth of ordinary shares (or ADSs), upon the dosing of the first patient in Palladio’s ACTION study, a pivotal Phase 3 clinical trial of lixivaptan for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”) in any of the United States, France, Germany, Italy, Spain, the United Kingdom and Japan. As former shareholders of Palladio, entities affiliated with Medicxi were eligible to receive up to an aggregate of approximately $17.6 million (in ordinary shares, or ADSs) under this CVR arrangement.
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
Registration Rights
On January 29, 2021, we entered into a Registration Rights Agreement, as amended to date, which we refer to as our registration rights agreement, with certain holders of our outstanding convertible preferred shares and our ordinary shares, including entities with which certain of our directors are affiliated. Pursuant to the registration rights agreement, certain holders of our ordinary shares issued upon the conversion of our convertible preferred shares and all ordinary shares held by the entities affiliated with Medicxi and the entities affiliated with Index Ventures (the “Registrable Securities”) are entitled to rights with respect to the registration of these securities under the Securities Act. The registration rights agreement includes demand registration rights, short-form registration rights and piggyback registration rights.
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

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
Centessa incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees (1)	$1,449,500	$1,372,500
Audit-related fees (2)	76,302	—
Tax fees	—	—
All other fees (3)	2,430	915,630
Total fees	$1,528,232	$2,288,130

(1)Audit fees for the fiscal years ended December 31, 2022 and 2021 include fees for the audit of the Company's annual financial statements, the review of interim financial statements included in quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings, such as statutory audits and services in connection with filings with the SEC.
(2)Audit-related fees for the fiscal year ended December 31, 2022 consist of professional services rendered in connection with the Company’s implementation of an Oracle system.
(3)All other fees for the fiscal years ended December 31, 2022 and 2021 consist of a small annual license for the use of accounting research software. In addition, the fiscal year ended December 31, 2021 included advisory services provided in relation to IPO preparation.
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
During our 2022 and 2021 fiscal years, all services provided to us by KPMG LLP were pre-approved in accordance with the policies and procedures described above.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits:

Exhibit number	Description of exhibit

3.1*
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445))..

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
10.5#
Employment Agreement, dated as of March 30, 2022, between the registrant and Saurabh Saha (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

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

10.9†
Contribution agreement, dated January 23, 2021, by and between ApcinteX Limited, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.10†
Contribution agreement, dated January 23, 2021, by and between Capella Bioscience LTD, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.11†
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

10.15#
Employment Agreement, dated as of March 30, 2022, between the registrant and Gregory M. Weinhoff, MD, MBA (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.16†#
Incentivization agreement, dated January 23, 2021, by and between LockBody Therapeutics Ltd, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.17†#
Incentivization agreement, dated January 23, 2021, by and between Morphogen-IX Limited, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.18†#
Incentivization agreement, dated January 23, 2021, by and between Z Factor Limited, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.19
Note Purchase Agreement, dated October 1, 2021 by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021 (File No. 001-40445).

10.20
Amendment to Note Purchase Agreement and Waiver, dated February 11, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.21	Amendment to Note Purchase Agreement, dated November 7, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC.
10.22
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445))..

10.23	Employment Agreement, dated as of March 30, 2022, between the registrant and David Chao.
21.1	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

CENTESSA PHARMACEUTICALS PLC

Date: March 30, 2023	By:	/s/ Saurabh Saha, M.D., Ph.D.
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

Signature	Title	Date

/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 30, 2023
/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.	Chief Financial Officer (Principal Financial Officer)	March 30, 2023
/s/ Francesco De Rubertis, Ph.D.
Name: Francesco De Rubertis, Ph.D.	Director	March 30, 2023
/s/ Arjun Goyal, M.D., M.Phil, M.B.A.
Name: Arjun Goyal, M.D., M.Phil, M.B.A.	Director	March 30, 2023
/s/ Mathias Hukkelhoven, Ph.D.
Name: Mathias Hukkelhoven Ph.D.	Director	March 30, 2023
/s/ Brett Zbar, M.D
Name: Brett Zbar, M.D.	Director	March 30, 2023
/s/ Mary Lynne Hedley, Ph.D.
Name: Mary Lynne Hedley, Ph.D.	Director	March 30, 2023
/s/ Samarth Kulkarni, Ph.D.
Name: Samarth Kulkarni, Ph.D.	Director	March 30, 2023
/s/ Carol Stuckley, M.B.A.
Name: Carol Stuckley, M.B.A.	Director	March 30, 2023