Form 10-Q
period 2023-03-31
Centessa Pharmaceuticals plc
filed 2023-05-12
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 95,169,371 ordinary shares as of May 2, 2023.

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
•Business interruptions resulting from the Russia-Ukraine war could cause a disruption of the development of our product candidates and adversely impact our business.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“10-Q”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
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
•the impact of inflation on increasing costs of labor, research, manufacturing and clinical trial expenses;
•the impact of the Russia-Ukraine war on our business and operations;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$259,988	$393,644
Short-term investments	86,241	—
Tax incentive receivable	20,328	24,166
Prepaid expenses and other current assets	17,773	19,937
Total current assets	384,330	437,747
Property and equipment, net	1,219	1,168
Operating lease right-of-use assets	12,271	—
Other, net	6,040	5,392
Total assets	$403,860	$444,307
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,368	$13,836
Accrued expenses and other current liabilities	15,318	24,502
Total current liabilities	29,686	38,338
Long term debt	71,600	69,800
Operating lease liabilities	9,313	—
Total liabilities	110,599	108,138
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 95,103,247 issued and outstanding at March 31, 2023: 152,500,000 shares authorized, 94,843,391 issued and outstanding at December 31, 2022	266	265
Additional paid-in capital	946,168	939,261
Accumulated other comprehensive loss	(599)	(1,497)
Accumulated deficit	(652,574)	(601,860)
Total shareholders' equity	293,261	336,169
Total liabilities and shareholders' equity	$403,860	$444,307

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating expenses:
Research and development	$32,826	$36,853
General and administrative	16,051	14,385
Change in fair value of contingent value rights	—	1,980
Loss from operations	(48,877)	(53,218)
Interest income	2,531	104
Interest expense	(2,345)	(1,500)
Other (expense) income, net	(1,346)	196
Loss before income taxes	(50,037)	(54,418)
Income tax expense	677	80
Net loss	(50,714)	(54,498)
Other comprehensive income (loss):
Foreign currency translation adjustment	898	(706)
Total comprehensive loss	$(49,816)	$(55,204)

Net loss per ordinary share - basic and diluted	$(0.53)	$(0.60)
Weighted average ordinary shares outstanding - basic and diluted	94,937,904	90,505,345

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Share-based compensation expense	—	—	7,190	—	—	7,190
Vesting of ordinary shares	332,292	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(72,436)		(282)	—	—	(282)
Foreign currency translation adjustments	—	—	—	898	—	898
Net loss	—	—	—	—	(50,714)	(50,714)
Balance at March 31, 2023	95,103,247	$266	$946,168	$(599)	$(652,574)	$293,261

Balance at January 1, 2022	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net of employee withholding taxes	3,938,423	10	37,738	—	—	37,748
Stock option exercises	59,541	—	335	—	—	335
Share-based compensation expense	—	—	5,718	—	—	5,718
Vesting of ordinary shares	35,776	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(706)	—	(706)
Net loss	—	—	—	—	(54,498)	(54,498)
Balance at March 31, 2022	94,021,968	$262	$920,058	$(18)	$(440,151)	$480,151

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(50,714)	$(54,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,190	5,718
Depreciation and amortization	89	28
Change in fair value of financial instruments	1,800	1,080
Changes in operating assets and liabilities:
Tax incentive receivable	4,306	(5,728)
Prepaid expenses and other assets	1,899	2,014
Accounts payable	(1,815)	(1,220)
Accrued expenses and other liabilities	(9,768)	2,589
Other, net	(825)	—
Net cash used in operating activities	(47,838)	(50,017)

Cash flows from investing activities:
Purchases of investments in marketable securities	(86,248)	—
Purchases of property and equipment	(88)	(240)
Net cash used in investing activities	(86,336)	(240)

Cash flows from financing activities:
Proceeds from option exercises	—	335
Other, net	—	(261)
Net cash provided by financing activities	—	74
Effect of exchange rate on cash and cash equivalents	518	(434)
Net decrease in cash and cash equivalents	(133,656)	(50,617)
Cash and cash equivalents at beginning of period	393,644	595,082
Cash and cash equivalents at end of period	$259,988	$544,465
Supplemental disclosure:
Interest paid	$2,344	$1,500
Income taxes paid	$135	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$—	$39,680

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
Risks and Liquidity
The Company is subject to risks common to other life science companies in various stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations in the markets in which the Company is seeking approvals, including U.S. Food and Drug Administration (“FDA”) regulations. If the Company does not successfully advance its programs, into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability.
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(652.6) million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of March 31, 2023 of $346.2 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim financial statements.
Shelf Registration Statement
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and SVB Securities LLC (“SVB”). As sales agent, SVB will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). As of March 31, 2023, the Company has not issued any securities under the ATM Program.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements of Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group (Predecessor) and related notes as of and for the year ended December 31, 2022 which can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of March 31, 2023 and as of December 31, 2022; and
•the Company’s results of operations and cash flows for the three months ended March 31, 2023 and March 31, 2022.
Operating results for the Company for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the 2022 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K filed with the SEC.
The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year that is five years following the closing of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th after we have been subject to the SEC’s periodic reporting requirements for at least twelve calendar months and have filed at least one annual report, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (“Exchange Act”). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our ordinary shares held by non-affiliates is below $250 million (or $560 million if our annual revenue is less than $100 million) as of June 30 in any given year. As a smaller reporting company, we are eligible for scaled disclosure relief from certain Regulation S-X and Regulation S-K requirements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, certificate of deposits, money market funds and U.S. Treasury securities.
Short Term Investments
The Company invests its excess cash in cash deposits, U.S. Treasury securities and SEC-registered money market funds. Securities with original maturities of three months or less when purchased are included in Cash and cash equivalents. The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.

As of March 31, 2023, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments are held by financial institutions primarily in the United States and the United Kingdom. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net loss or comprehensive loss.
Use of Estimates
The preparation of unaudited interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include share-based compensation assumptions, note purchase agreement assumptions, and accrued research and development expenses.
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the three-month periods ended March 31, 2023 and March 31, 2022 were $37 thousand and $28 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
straight line basis over the term of the hosting arrangement. Amortization expense for the three-months ended March 31, 2023 was $52 thousand.
Leases
In accordance with ASU No. 2016-02, Leases (“ASC 842”), the Company assesses whether an arrangement is a lease, or contains a lease at the inception of the arrangement. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Property and equipment, net.” All other leases are categorized as operating leases.
The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases may not be easily determinable, the Company uses its incremental borrowing rate to calculate the present value of the sum of the lease payments. Lease terms may include options to extend or terminate the lease. The Company will include such options in determining the lease term when it is reasonably certain that the Company will exercise such options. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. The Company elected the practical expedient to not separate lease and non-lease components and, accordingly, accounts for them as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term. The Company elected not to recognize ROU assets and lease obligations for any short-term leases, which are defined as leases with an initial term of 12 months or less.
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the three-month periods ended March 31, 2023 and 2022 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital. Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300 million of 6.0 years, interest-only, senior secured notes (the “Notes”) from the Company including $75 million, funded on October 4, 2021, $125 million available through 2023 at the Company’s option, and $100 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a milestone payment upon the Company’s first product to obtain regulatory approval and was obligated to pay revenue participation payments, starting on the date of the first commercial sale of lixivaptan. Since the Company’s discontinuation of the development of lixivaptan for the treatment of ADPKD, the revenue participation payment is no longer achievable.

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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended March 31, 2023 and March 31, 2022, as they would be anti-dilutive:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Unvested ordinary shares	481,623	960,991
Restricted stock units	2,730,370	—
Stock options	15,978,480	13,737,383
	19,190,473	14,698,374
3. Fair Value Measurement
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, prepaid expense and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023
Assets
Money Market fund	$75,105	$—	$—
U.S. Treasury securities	115,002	—	—

Liabilities
Note Purchase Agreement	$—	$—	$71,600

December 31, 2022
Liabilities
Note Purchase Agreement	$—	$—	$69,800
We classify our investments in available-for-sale U.S Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of March 31, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$75,105	$—	$—	$75,105

U.S. Treasury securities, included in:
Cash and cash equivalents	$28,750	$11	$—	$28,761
Short-term investments	86,248	10	(17)	86,241
Total U.S. Treasury securities	$114,998	$21	$(17)	$115,002

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(5,900)
Settlement	(39,680)	—
Balance at December 31, 2022	$—	$69,800
Change in fair value	—	1,800
Balance at March 31, 2023	$—	$71,600
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the three months ended March 31, 2023, the Company recorded an unrealized loss of $1.8 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss. The unrealized loss was primarily the result of the accretion of discount as well as a decrease in the discount rate due to a lower risk free rate and a decrease in credit spreads.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$10,381	$11,321
Insurance related expenses	1,199	2,788
Value added tax receivable	3,066	2,557
Other	3,127	3,271
	$17,773	$19,937
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$6,256	$10,795
Personnel related expenses	2,964	7,264
Professional fees	3,048	4,171
Income tax liability	2,123	1,582
Operating lease liabilities	398	—
Other	529	690
	$15,318	$24,502
Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$687	$442
Office furniture	724	—
Other, primarily construction in progress	9	890
Property and equipment, at cost	1,420	1,332
Less: Accumulated depreciation	(201)	(164)
Property and equipment, net	$1,219	$1,168
5. Debt
Debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Note Purchase Agreement	$71,600	$69,800
On October 1, 2021 (the “Signing Date”), the Company, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital Management LLC (the “Purchasers”) and Cocoon SA LLC (the “Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchasers. On February 11, 2022 and on November 7, 2022, the Company, the Guarantors, the Purchasers and the Agent agreed to certain amendments to the Note Purchase Agreement, memorialized in the “Amendment” and the “Second Amendment”, respectively. The Note Purchase Agreement, collectively with the Amendment and the Second Amendment, is hereinafter referred to as the NPA.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Under the NPA, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300 million as follows: (a) a secured note in the aggregate principal amount of $75 million, (the “First Purchase Note”), which was funded on October 4, 2021, (b) on and after the Signing Date until September 30, 2023, at the Company’s option, a secured note in the aggregate principal amount of $75 million (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50 million (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) LIBOR (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the three months ended March 31, 2023 was 12.50% per annum compared with an average interest rate of 8.00% per annum over the three months ended March 31, 2022.
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
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of March 31, 2023, the cumulative payments under the NPA, including interest payments, totaled $11.1 million.
Conversely, the Purchasers may require the Company to redeem any outstanding Notes by payment of the Final Payment Amount upon a sale, divestment or transfer of all or substantially all assets of the Company in a transaction or series of transactions or a change of control of the Company, a material breach of the NPA and related transaction documents, an event of default under the NPA or the tenth anniversary of the First Purchase Date (or such earlier date as described in the NPA). In addition, upon certain asset sales and similar strategic transactions by the Company with respect to its own or its subsidiaries’ assets or businesses as described in the NPA (other than a change of control described above), the Purchasers may require the Company to pay an amount in cash equal to up to 75% of the Net Proceeds (as defined in the NPA) received from such asset sales, subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received by the Company from such sale event (the “Deductible”).
The NPA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral accounts in the amount of 90% of the aggregate outstanding principal amount of all issued Notes, maintenance of insurance and addition of new subsidiaries as obligors. It also contains customary representations and warranties in favor of the Purchasers and the Agent and customary events of default, which may cause the obligations of

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
the Company to be accelerated. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, and delisting of the Company’s securities from the Nasdaq Global Select Market.
6. Commitments and Contingencies
Commitments
As of March 31, 2023, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $42.0 million, of which the Company expects to pay $35.8 million within one year and $6.2 million over one to four years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. Upon commencement of the Boston Lease on March 31, 2023, the Company recognized an operating lease right-of-use asset of $12.3 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.7 million. The Company intends to sublet a portion of the Boston Lease.
The following table provides balance sheet information related to leases as of March 31, 2023 (amounts in thousands):

March 31, 2023
Assets:
Operating lease, right-of-use asset	$12,271

Liabilities:
Current portion of operating lease liabilities	$398
Operating lease liabilities, net of current portion	9,313
Total operating lease liabilities	$9,711
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of March 31, 2023 (amount in thousands):

March 31, 2023
Non-cash operating activities (amounts in thousands):
Purchases of landlord-owned leasehold improvements included in Accounts Payable	$1,953
ROU assets obtained in exchange for operating lease liabilities	$9,711
Weighted-average remaining lease term	9.8 years
Weighted-average discount rate	11.97%

The lease commenced on March 31, 2023, accordingly no lease expense was recognized in the three months ended March 31, 2023.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Future lease payments under non-cancelable operating leases as of March 31, 2023 were as follows (in thousands):

Operating Leases
Year ending:
2023	$1,178
2024	1,602
2025	1,634
2026	1,667
2027	1,700
Thereafter	9,023
Total	$16,804
Less: Imputed interest	(7,093)
Present value of lease liabilities	$9,711
Less: current portion	(398)
Lease liabilities, net of current portion	$9,313
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. In aggregate, the Company may be obligated to make up to $44.6 million and $42.0 million in related development and commercial milestone payments, respectively, predominately related to agreements between Orexia Therapeutics Limited and collaboration partners. As of March 31, 2023, the Company had no milestone obligations recorded on its balance sheet under its license and collaborative arrangements. The Company expects that payments related to its licensing and collaboration arrangements in the next twelve months would not be material to the Company’s consolidated financial statements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of March 31, 2023 were 8,323,263.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research and development	$3,284	$2,833
General and administrative	3,906	2,885
	$7,190	$5,718
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2023	14,688,996	$7.88	8.5 years
Granted	2,353,800	$3.82
Exercised	—	$—
Forfeited	(1,064,316)	$8.20
Balance at March 31, 2023	15,978,480	$7.27	8.3 years
Exercisable at March 31, 2023	5,789,750	$7.82	7.5 years
Vested and expected to vest at March 31, 2023	15,978,480	$7.27	8.3 years
The weighted-average grant date fair value of options granted was $2.68 per share for the three months ended March 31, 2023. As of March 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $42.7 million, which the Company expects to recognize over a weighted-average period of 2.6 years.
Based on the trading price of $3.85 per ADS, which is the closing price as of March 31, 2023, the aggregate intrinsic value of options as of March 31, 2023 was $68.5 thousand.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
During the three months ended March 31, 2023, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.07 years
Expected stock price volatility	78.7%
Risk-free interest rate	3.5%
Expected dividend yield	0%
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

Restricted Share Awards and Units
In connection with the acquisition of the Centessa Subsidiaries, the Company issued 379,905 ordinary shares subject to future vesting under its Restricted Stock Awards program. For the period subsequent to the acquisition through March 31, 2023, the Company issued an additional 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards were based upon the estimated fair value of the Company’s ordinary shares at the time of grant.
The Board, following the recommendations of the Company’s Compensation Committee, grants service-based restricted stock unit awards under the Company’s Stock Incentive Plan to certain executive officers and employees of the Company to encourage employee retention. Periodic grants are made at fair market value, representing the NASDAQ market close quoted price on the day of the grant.
The following table summarizes ordinary share activity related to the restricted stock programs for the three months ended March 31, 2023:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	599,421		1,804,760
Granted	—	n/a	1,427,225	$3.85
Vested	(117,798)		(214,495)
Forfeited	—		(287,120)
Unvested at March 31, 2023	481,623		2,730,370

Unrecognized compensation expense at March 31, 2023 (in thousands)	$9,058		$12,152
Expected weighted average recognition period	2.2 years		2.6 years
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of March 31, 2023, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,315.
8. Related Party Transactions
Master Services agreements with drug discovery companies affiliated with David Grainger
Certain Centessa subsidiaries entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who was appointed as the Company’s Chief Innovation Officer in October 2021. These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company incurred research and development costs associated with these contracts as follows in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research and development	$2,322	$1,699

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto, included elsewhere herein and the audited consolidated and combined financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our Annual Report on Form 10-K (the “2022 Annual Report”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Overview and Format of Presentation
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. Our company was formed in October 2020 to pursue our mission within a unique, at-scale asset-centric operating model in a capital efficient manner. We refer to this concept as “asset-centricity.” On January 29, 2021, we acquired 11 pre-revenue, development stage biotechnology companies as direct subsidiaries (together referred to as the “Centessa Subsidiaries”), and in June 2021, we completed an initial public offering (“IPO”). Since early 2022, we have substantially changed how we manage the Centessa Subsidiaries, and where applicable, we have reorganized their assets into individual focused pipeline programs unified under the Centessa Pharmaceuticals corporate brand.
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
SerpinPC in Hemophilia
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
In September 2022, we received a “Study May Proceed Letter” from the U.S. Food and Drug Administration (“FDA”) for the Phase 2b clinical studies under our IND application. Also, in September 2022, we announced that the FDA has granted Orphan Drug Designation to SerpinPC for the treatment of HB. In December 2022, we initiated our registrational program for SerpinPC in HB, which includes a set of studies with multiple components. PRESent-5, which began enrollment in December 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the interventional studies planned for later this year. The interventional studies include PRESent-2 (moderately severe to severe HB without inhibitors, and severe HA with and without inhibitors) and PRESent-3 (HB with inhibitors). In parallel and based on the FDA feedback, we continue to work with the FDA on our plans to accelerate product process development and qualification activities. This streamlined, integrated development program is designed to support marketing approval in adults and adolescents with HB, with and without inhibitors, as the initial indication. Additional information on the trials can be accessed at www.clinicaltrials.gov (NCT05605678, NCT05789524, NCT05789537).
While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA. We own worldwide rights to SerpinPC.
LB101, our First LockBody Product Candidate, in Solid Tumors
Leveraging our proprietary LockBody® technology, we are also pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human (“FIH”), open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in subjects with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. Additional information on the trial can be accessed at www.clinicaltrials.gov (NCT05821777).
We plan to continue to invest in expanding our knowledge of our LockBody technology in order to identify and advance additional potential product candidates, including a conditionally bivalent PD-L1xCD3 bi-specific monoclonal antibody. We own worldwide rights to our LockBody technology platform, LB101 and potential future candidates.
ORX750 in Narcolepsy Type 1 (“NT1”) and other sleep disorders
In March 2023, we nominated our newest product candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of NT1 with potential expansion into other sleep disorders. ORX750 is currently in preclinical development and undergoing IND-enabling activities.
Other Programs
Our other programs consist of earlier-stage preclinical assets including MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). In addition, we have discovery-stage programs across certain other disease areas. Where applicable, we expect to provide updates on preclinical programs as they advance toward clinical studies.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas.
Our Operating Model
We manage our programs dynamically and have a disciplined, data-driven approach to determining which product candidates and programs to progress, including considering whether the potential product profile or most recent data meet our criteria to justify further investment. In particular, we apply various scientific, clinical and commercial criteria aggressively throughout the development of each program, and evaluate the merits of each program individually. In addition, our program decisions are not biased to therapeutic areas or technologies.
We are led by a management team with both subject matter expertise and extensive R&D experience from leading biotech and pharmaceutical companies. In addition, our program teams are comprised of both inventors of our assets and renowned leaders in their respective fields. Our extensive knowledge of both our assets and drug development informs our decision-making to advance the science and clinical path to demonstrate pharmacological activity and proof-of-concept, with the goal of achieving an efficient timeframe and cost-effective budget. Our R&D spend is consistent with this approach, with the highest spend on the programs that have already established clinical proof of concept. For programs in the earlier stages, we aim to implement capital-efficient plans to reach the next set of catalysts, gating more significant spending until after we obtain clinical proof of concept.

We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. Consistent with this approach and as part of ongoing portfolio management, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. In early 2023, we determined to deprioritize CBS001 and paused all development activities. We continue to evaluate strategic partnerships to progress development of CBS001 and CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases.
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $346.2 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of March 31, 2023 of $346.2 million, to fund our operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase significantly over the next several years due to increases in personnel costs, including share-based compensation, increases in costs to conduct clinical trials for current product candidates and other clinical trials for future product candidates and costs to prepare regulatory filings for any product candidates.
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
•the number of patients that ultimately participate and remain in the trials;
•the number of doses patients receive;
•any side effects associated with product candidates;
•the duration of patient follow-up;
•the results of clinical trials;
•significant and changing government regulations; and
•launching commercial sales of product candidates, if and when approved, whether alone or in collaboration with others.
Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for our product candidates.
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
Interest Income and Interest Expense
Interest income is primarily interest earned from the Company’s cash and cash equivalents and short-term investments (US Treasury Bills). Interest expense consists of interest costs related to the Note Purchase Agreement.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses as well as the change in fair value of the Note Purchase Agreement.
Foreign Currency Translation
Our financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated statements of operations and comprehensive loss within Other income (expense), net.
Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2023 and March 31, 2022 (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating expenses:
Research and development	$32,826	$36,853
General and administrative	16,051	14,385
Change in fair value of contingent value rights	—	1,980
Loss from operations	(48,877)	(53,218)
Interest income	2,531	104
Interest expense	(2,345)	(1,500)
Other income (expense), net	(1,346)	196
Loss before income taxes	(50,037)	(54,418)
Income tax expense	677	80
Net loss	$(50,714)	$(54,498)
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
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Prioritized programs:
LB101/LockBody technology platform	$12,028	$2,610
SerpinPC	11,932	3,869
OX2R	3,821	4,923
MGX292	1,591	2,585
Discontinued or other programs:
CBS001/CBS004	798	2,797
Lixivaptan	677	8,457
ZF874	40	2,676
Dual-STAT3/5	—	2,447
Divested programs (*)	—	1,762
Non-program specific costs:
Personnel expenses	8,846	10,073
Research tax incentives	(7,463)	(5,694)
Other preclinical and clinical development expenses	556	348
Research and development expenses	$32,826	$36,853
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the three months ended March 31, 2023 were $32.8 million, compared with $36.9 million for the three months ended March 31, 2022. The decrease in research and development expenses reflects lower costs related to discontinued and divested programs partially offset by higher development costs for our LockBody technology platform ($9.4 million) primarily associated with the initiation of a Phase 1/2a clinical trial of LB101 in the first quarter of 2023; and higher development costs for SerpinPC ($8.1 million), reflecting incremental costs related to clinical trials associated with the SerpinPC registration program that were initiated in the fourth quarter of 2022. Personnel expenses decreased $1.2 million compared to the first quarter of 2022 driven by lower employee salary costs related to discontinued programs partially offset by higher share-based compensation expense ($0.5 million).

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Personnel expenses	$7,671	$6,498
Legal and professional fees	4,178	3,351
Other expenses	4,202	4,536
	$16,051	$14,385
General and administrative expenses for the three months ended March 31, 2023 was $16.1 million, compared to $14.4 million for the three months ended March 31, 2022. Personnel expenses increased $1.2 million compared to the first quarter of 2022, largely reflecting higher share-based compensation expense of $1.0 million. In addition, general and administrative expenses included higher enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees associated with the entering into the ATM facility.
Interest Income and Interest Expense
For the three months ended March 31, 2023, interest income was $2.5 million reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. Interest expense was $2.3 million in the first three months of 2023, up $0.8 million from the first three months of 2022, as a result of a higher interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the three months ended March 31, 2023 was a net expense of $1.3 million, as a loss of $1.8 million related to remeasuring the Note Purchase Agreement at fair value at March 31, 2023 was in part offset by foreign currency transaction gains of $0.5 million.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $346.2 million, of which $260.0 million was classified as Cash and cash equivalents and $86.2 million was classified as Short-term investments on our Consolidated Balance Sheet. In the first quarter of 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in Cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be Short-term investments.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $75 million and $50 million within 2023 at our option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at our option and Oberland Capital. The maturity date of the Oberland Capital Notes is October 4, 2027.
We filed a shelf registration statement on Form S-3 (“the Shelf”) with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and SVB Securities LLC (“SVB”). As sales agent, SVB will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in

“at-the-market” offerings under the Shelf, which we refer to as the ATM Program. As of March 31, 2023, we have not made any sales under the ATM Program.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash (used in) provided by:
Operating activities	$(47,838)	$(50,017)
Investing activities	(86,336)	(240)
Financing activities	—	74
Exchange rate effect on cash and cash equivalents	518	(434)
Net decrease in cash and cash equivalents	$(133,656)	$(50,617)
Operating Activities
During the three months ended March 31, 2023, we used $47.8 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $50.7 million, partially offset by non-cash net charges of $9.1 million for share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, there was a net cash outflow of approximately $5.4 million related to paying down net payables during the three months ended March 31, 2023.
During the three months ended March 31, 2022, net cash used in operating activities was $50.0 million, reflecting a net loss of $54.5 million, excluding non-cash net charges of $6.8 million for share-based compensation, depreciation expense and changes in the fair value of financial instruments. Additionally, there was a $2.3 million net cash outlay related to lower net operating assets and liabilities.
Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $86.3 million, largely reflecting the investment of excess cash in U.S. Treasury securities that are presented as short-term investments in our balance sheet.
Funding Requirements
We expect to continue to incur significant expenses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates. While we expect our expenses to decline in 2023 compared with 2022 as a result of lower costs from discontinued and divested programs, we expect expenses to increase over the long term in connection with certain activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for any current and future product candidates. In addition, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
Over the long term, we anticipate that our expenses will increase substantially as we:
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that do not expect to be commercially available for the next couple of years, if at all. Accordingly, the need to continue to rely on additional financing to achieve our business objectives will exist. Adequate additional financing may not be available on acceptable terms, or at all.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on our unaudited interim consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses, the Note Purchase Agreement, share-based compensation and leases. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While the significant accounting policies are described in more detail in Note 2 to our unaudited interim consolidated financial statements, the following accounting policies are the most critical to the judgments and estimates used in the preparation of the unaudited interim consolidated financial statements.
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
Milestone payments within our licensing arrangements are recognized when achievement of the milestone is deemed probable to occur. To the extent products are commercialized and future economic benefit has been established, commercial milestones that become probable are capitalized and amortized over the estimated remaining useful life of the intellectual property. In addition, royalty expenses are accrued and sublicense non-royalty payments, as applicable, for the amount it is obligated to pay, with adjustments as sales are made.
Note Purchase Agreement
In October 2021, we entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, as amended, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes (the “Notes”) from us including $75.0 million, funded on October 4, 2021, $125.0 million available throughout 2023 at our option, and $100.0 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at our option and Oberland Capital. In addition to interest payments on the principal, we are obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes upon regulatory approval of any drug candidate.

We evaluated the notes and determined that the notes include embedded derivatives that would otherwise require bifurcation as derivative liabilities. Neither the debt instrument nor any embedded features are required to be classified as equity. Therefore, the hybrid financial instrument comprised of the debt host and the embedded derivative liability may be accounted for under the fair value option. We elected to carry the Notes at fair value, and the debt instrument is outside the scope of ASC 480, Distinguishing Liabilities from Equity, and thus will be classified as a liability under ASC 470, Debt, in our financial statements. As we had elected to account for the Notes under the fair value option, debt issuance costs were immediately expensed.
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
Share-Based Compensation
We measure share-based awards at their grant-date fair value and record compensation expense on a straight-line basis over the vesting period of the awards. Following the completion of our IPO, the fair value of our ordinary shares was determined based on the quoted market price of our ADSs representing our ordinary shares. We account for forfeitures of stock option awards as they occur.
We use the Black-Scholes option pricing model to value its stock option awards. The expected life of the stock options is estimated using the “simplified method,” as we have limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For share price volatility, we use comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Leases
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
The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases may not be easily determinable, the Company uses its incremental borrowing rate to calculate the present value of the sum of the lease payments. Lease terms may include options to extend or terminate the lease. The Company will include such options in determining the lease term when it is reasonably certain that the Company will exercise such options. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. The Company elected the practical expedient to not separate lease and non-lease components and, accordingly, accounts for them as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term. The Company elected not to recognize ROU assets and lease obligations for any short-term leases, which are defined as leases with an initial term of 12 months or less.
Contractual Obligations and Other Commitments
As of March 31, 2023, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, we implemented a new enterprise resource planning (“ERP") system, which we expect to improve our transactional processing and financial reporting. We believe the implementation of the ERP system and related changes to internal controls will strengthen our ability to scale our business and enhance our internal control over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the system change and will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
A key element of Centessa’s strategy is to use our differentiated asset-centric approach to drug discovery and development to develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, or have a combination of these attributes to ultimately deliver transformational medicines to patients. We face significant competition in sourcing such high conviction programs, product candidates, technologies or intellectual property, partnering with founder-subject matter experts with high conviction assets that follow well elucidated biological pathways, seeking appropriate strategic partners (including founder-subject matter experts) and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric approach to drug discovery and development is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
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
As of May 1, 2023, we had an aggregate of 82 employees and 35 contractors. We may not be successful in integrating and retaining such employees and consultants or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of May 1, 2023, our central team consisted of 67 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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

As of March 31, 2023, we had $346.2 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. In early 2023, we determined to deprioritize CBS001 and have paused all development activities pending strategic review. We are evaluating strategic partnerships to progress CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, into the clinic. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•macro factors such as the ongoing Russia-Ukraine war.
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
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability and geopolitical conflicts such as the Russia-Ukraine war.
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
For example, for our clinical-stage product candidates, our main competitors include:
•For SerpinPC, approved treatments include recombinant factor replacement therapies, emicizumab for HA, and newly approved gene therapies for both HB and HA. Alternative approaches are in development to reduce the efficiency of natural anticoagulant mechanisms. Additional gene therapies for HA and HB are being developed by various sponsors.
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
We may seek designation for our current or future platform as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or a biologic licensed under a BLA; (2) preliminary evidence submitted by the sponsor of the approved drug or licensed biologic, or a sponsor that has been granted a right of reference to data submitted in the application for such drug or biologic, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug or biologic without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug or biologic development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug or biologic that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug or BLA for a biologic that uses or incorporates the platform technology. Even if we believe our current or future platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug or biologic will be developed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.
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
Certain of our product candidates may be used with a drug delivery system and thus may be regulated as a combination product. When evaluating product candidates that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. Additionally, quality or design concerns with the delivery system could delay or prevent regulatory approval and commercialization of devices.
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
Certain of the third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business. The active pharmaceutical ingredients (“API”) used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA or BLA (as applicable) to the FDA and/or EMA, MHRA or other applicable regulatory bodies. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers. Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.
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
Risks Related to Non-Human Primate (“NHP”) Supply
Consistent with various rules, regulations and cGMP requirements, our ability to advance our preclinical programs and successfully develop our product candidates requires access to animal research models sufficient to assess safety and in some cases to establish the rationale for therapeutic use. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our preclinical programs and successfully develop our product candidates and this could result in significant harm to our business. During the COVID-19 pandemic, researchers and CRO’s (including those engaged by us) have experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. Prior to the pandemic, China was the leading exporter of NHP’s employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. Consequently, this has further exacerbated an already constrained NHP supply for research purposes. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our preclinical research programs, if the price of NHPs that are available increases significantly, or if our suppliers are unable to ship the NHPs in their possession that are reserved for us, our ability to advance our preclinical programs and successfully develop our preclinical candidates may be materially adversely affected or significantly delayed.
Risks Related to Intellectual Property
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The Inflation Reduction Act of 2022 (“IRA”), includes several provisions that may impact our business to varying degrees, including provisions that that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to a $2,000 starting in 2025, thereby effectively eliminating the coverage gap,, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and are the only approved indication for that rare disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
•the level of taxes that we are required to pay; and
•the availability of capital.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our internal computer systems have suffered, and our collaborators or other contractors or consultants may suffer from security breaches, which could result in a material disruption of our product development programs.
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and our partners or other third parties may have access to such sensitive information or our systems or infrastructure in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security compromises or incidents, including security breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security compromises or incidents, including breaches. Our internal computer systems and infrastructure (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, malware, unauthorized access, denial-of-service attacks, service interruptions, system malfunction (such as credential stuffing), phishing attacks, business email compromises, ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties. In the past, Centessa Subsidiaries have experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business nor did they result in material loss, if any such material system failure, accident or security compromises, incident, or breach were to occur in the future and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as impact to our systems and infrastructure necessary for our business operations or necessitating that we incur significant costs to address such failure, accident or security compromises, incidents, or breach or expose us to significant liability. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. A significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
To the extent that any disruption or security compromise, incident, or breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security compromises, incidents and breaches. Even if we were to take and have taken security measures designed to protect against security breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or security compromises, incidents, or breaches, or militating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause security compromises, incidents, or breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of security breaches, and such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the GDPR into UK domestic law with effect from January 2021. In this Quarterly Report on Form 10-Q, “GDPR” refers to both the UK and the EU GDPR, unless specified otherwise.
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. The Court of Justice of the European Union (“CJEU”) in its decision in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs (“New SCCs”), which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. The New SCCs require an “essential equivalency” assessment of the laws of the destination country. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. The New SCCs do not apply to the UK, but the UK ICO has published its own transfer mechanism, the International Data Transfer Agreement, which entered into force on 21 March 2022, and enables data transfers originating from the UK. The UK International Data Transfer Agreement requires a similar assessment of the data protection provided in the importer’s country. Complying with these new mechanisms and guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
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

Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
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
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA, which is rather similar to the Virginia’s CPDA, becomes effective on July 1, 2023. Similar broad-based consumer privacy laws have been enacted in Utah, Connecticut and Iowa and with bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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
We are comprised of multiple portfolio operating entities, many of which were previously unrelated to the others and have operated independently. Accordingly, the particular application of Data Protection Requirements may vary significantly across our group; as may the approach adopted by, and success of, relevant members of our organization to comply with relevant Data Protection Requirements. We have yet to adopt a harmonized approach to compliance with Data Protection Requirements across our group. The design, implementation, consolidation and harmonization of Processing operations, and relevant systems and facilities, across our company may cause us to incur significant expense, even where relevant members of the group are located within the same jurisdictions. These efforts could adversely affect our financial results.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors..
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
As of March 31, 2023, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.3% of our voting shares as of March 31, 2023. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of March 31, 2023, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,323,263 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We had material weaknesses in our internal control systems over financial reporting, which have been remediated; however we may identify additional or new material weaknesses in the future that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud. We will need to continue to invest time and resources in the design, implementation and maintenance of internal controls.
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
While we believe we were not a PFIC for 2022, it is uncertain whether we or any of our Centessa Subsidiaries will be treated as a PFIC for U.S. federal income tax purposes for any past, the current or any subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Until we generate sufficient revenue from active licensing and other non-passive sources, there is substantial risk that we will be a PFIC under the PFIC income test; our operations currently generate limited amounts of non-passive income.
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
Except for the planned redeployment of resources from our lixivaptan, ZF874, imgatuzumab, PearlRiver Bio, Janpix and CBS001/CBS004 programs there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash.
(c)    Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

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

CENTESSA PHARMACEUTICALS PLC

Date: May 12, 2023	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)