Form 10-Q
period 2023-06-30
Centessa Pharmaceuticals plc
filed 2023-08-14
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-40445
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 97,402,945 ordinary shares as of August 4, 2023.

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
•We, and our subsidiaries, have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$145,220	$393,644
Short-term investments	158,367	—
Tax incentive receivable	27,151	24,166
Prepaid expenses and other current assets	19,675	19,937
Total current assets	350,413	437,747
Property and equipment, net	1,145	1,168
Operating lease right-of-use assets	12,342	—
Deferred tax asset	26,754	3,512
Other, net	2,267	1,880
Total assets	$392,921	$444,307
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,085	$13,836
Accrued expenses and other current liabilities	22,782	24,502
Total current liabilities	33,867	38,338
Long term debt	73,300	69,800
Operating lease liabilities	9,148	—
Total liabilities	116,315	108,138
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 95,299,673 issued and outstanding at June 30, 2023: 152,500,000 shares authorized, 94,843,391 issued and outstanding at December 31, 2022	266	265
Additional paid-in capital	952,854	939,261
Accumulated other comprehensive loss	946	(1,497)
Accumulated deficit	(677,460)	(601,860)
Total shareholders' equity	276,606	336,169
Total liabilities and shareholders' equity	$392,921	$444,307

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating expenses:
Research and development	$33,673	$53,651	$66,499	$90,504
General and administrative	13,346	14,763	29,397	29,148
Change in fair value of contingent value rights	—	—	—	1,980
Loss from operations	(47,019)	(68,414)	(95,896)	(121,632)
Interest income	2,059	25	4,590	129
Interest expense	(2,450)	(1,653)	(4,795)	(3,153)
Other (expense) income, net	(1,527)	5,359	(2,873)	5,555
Loss before income taxes	(48,937)	(64,683)	(98,974)	(119,101)
Income tax (benefit) expense	(24,051)	(22)	(23,374)	58
Net loss	(24,886)	(64,661)	(75,600)	(119,159)

Other comprehensive income (loss):
Foreign currency translation adjustment	762	(1,124)	1,660	(1,830)
Unrealized gain on available for sale securities, net of tax	783	—	783	—
Other comprehensive income (loss)	1,545	(1,124)	2,443	(1,830)

Total comprehensive loss	$(23,341)	$(65,785)	$(73,157)	$(120,989)

Net loss per ordinary share - basic and diluted	$(0.26)	$(0.69)	$(0.80)	$(1.29)
Weighted average ordinary shares outstanding - basic and diluted	95,162,734	94,109,089	95,050,940	92,317,172

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at April 1, 2023	95,103,247	$266	$946,168	$(599)	$(652,574)	$293,261
Stock option exercises	3,776	—	15	—	—	15
Share-based compensation expense	—	—	7,213	—	—	7,213
Vesting of ordinary shares	284,437	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(91,787)	—	(542)	—	—	(542)
Foreign currency translation adjustments	—	—	—	762	—	762
Unrealized gain on available for sale securities, net of tax of $0.2 million	—	—	—	783	—	783
Net loss	—	—	—	—	(24,886)	(24,886)
Balance at June 30, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606

Balance at April 1, 2022	94,021,968	$262	$920,058	$(18)	$(440,151)	$480,151
Stock option exercises	18,213	—	70	—	—	70
Share-based compensation expense	—	—	5,603	—	—	5,603
Vesting of ordinary shares	231,736	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	(1,124)	—	(1,124)
Net loss	—	—	—	—	(64,661)	(64,661)
Balance at June 30, 2022	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Stock option exercises	3,776	—	15	—	—	15
Share-based compensation expense	—	—	14,403	—	—	14,403
Vesting of ordinary shares	616,729	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(164,223)	—	(824)	—	—	(824)
Foreign currency translation adjustments	—	—	—	1,660	—	1,660
Unrealized gain on available for sale securities, net of tax of $0.2 million	—	—	—	783	—	783
Net loss	—	—	—	—	(75,600)	(75,600)
Balance at June 30, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606

Balance at January 1, 2022	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net of employee withholding taxes	3,938,423	10	37,738	—	—	37,748
Stock option exercises	77,754	—	405	—	—	405
Share-based compensation expense	—	—	11,321	—	—	11,321
Vesting of ordinary shares	267,512	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	(1,830)	—	(1,830)
Net loss	—	—	—	—	(119,159)	(119,159)
Balance at June 30, 2022	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net loss	$(75,600)	$(119,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,403	11,321
Depreciation and amortization	326	60
Change in fair value of financial instruments	3,500	(6,320)
Change in deferred taxes	(23,490)	52
Changes in operating assets and liabilities:
Tax incentive receivable	(1,835)	(5,300)
Prepaid expenses and other assets	(731)	872
Operating leases, net	(2,094)	—
Accounts payable	(3,391)	623
Accrued expenses and other liabilities	(2,988)	7,957
Net cash used in operating activities	(91,900)	(109,894)

Cash flows from investing activities:
Purchases of investments in marketable securities	(157,337)	—
Purchases of property and equipment	(98)	(469)
Net cash used in investing activities	(157,435)	(469)

Cash flows from financing activities:
Proceeds from option exercises	12	405
Other, net	—	(261)
Net cash provided by financing activities	12	144
Effect of exchange rate on cash and cash equivalents	899	(702)
Net decrease in cash and cash equivalents	(248,424)	(110,921)
Cash and cash equivalents at beginning of period	393,644	595,082
Cash and cash equivalents at end of period	$145,220	$484,161
Supplemental disclosure:
Interest paid	$4,795	$3,153
Income taxes paid	$2,706	$862
Operating lease payments reducing operating lease liabilities	$393	$—
ROU assets obtained in exchange for operating lease liabilities	$9,711	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$—	$39,680

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover, develop and ultimately deliver medicines that are transformational for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, it re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(677.5) million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of June 30, 2023 of $303.6 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Shelf Registration Statement
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). As of June 30, 2023, the Company has not issued any securities under the ATM Program.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of June 30, 2023 and as of December 31, 2022;
•the Company’s results of operations for the three and six months ended June 30, 2023 and June 30, 2022; and
•the Company’s cash flows for the six months ended June 30, 2023 and June 30, 2022.
Operating results for the Company for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the 2022 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K filed with the SEC.
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

As of June 30, 2023, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Use of Estimates
The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include share-based compensation assumptions, note purchase agreement assumptions, and accrued research and development expenses.
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the six-month periods ended June 30, 2023 and June 30, 2022 were $121 thousand and $60 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
straight line basis over the term of the hosting arrangement. Amortization expense for the six months ended June 30, 2023 was $204 thousand.
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
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the six-month periods ended June 30, 2023 and 2022 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital. Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300 million of 6.0 years, interest-only, senior secured notes (the “Notes”) from the Company including $75 million funded on October 4, 2021, $125 million available through 2023 at the Company’s option, and $100 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a milestone payment upon the Company’s first product to obtain regulatory approval and was obligated to pay revenue participation payments, starting on the date of the first commercial sale of lixivaptan. Since the Company’s discontinuation of the development of lixivaptan for the treatment of ADPKD, the revenue participation payment is no longer achievable.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the six months ended June 30, 2023 and June 30, 2022, as they would be anti-dilutive:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Unvested ordinary shares	423,615	715,432
Restricted stock units	2,470,254	—
Stock options	16,046,827	15,521,324
	18,940,696	16,236,756
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Assets
Money Market fund	$33,889	$—	$—
U.S. Treasury securities	158,367	—	—

Liabilities
Note Purchase Agreement	$—	$—	$73,300

December 31, 2022
Liabilities
Note Purchase Agreement	$—	$—	$69,800
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of June 30, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$33,889	$—	$—	$33,889

U.S. Treasury securities, included in:
Short-term investments	157,337	1,036	(6)	158,367
Total U.S. Treasury securities	$157,337	$1,036	$(6)	$158,367

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(5,900)
Settlement	(39,680)	—
Balance at December 31, 2022	$—	$69,800
Change in fair value	—	3,500
Balance at June 30, 2023	$—	$73,300

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the six months ended June 30, 2023, the Company recorded an unrealized loss of $3.5 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other Income (Expense), net in the consolidated statement of operations and comprehensive loss. The unrealized loss was primarily the result of the accretion of discount as well as a decrease in the discount rate due to a lower risk free rate and a decrease in credit spreads.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$12,830	$11,321
Insurance related expenses	1,704	2,788
Value added tax receivable	1,272	2,557
Other	3,869	3,271
	$19,675	$19,937
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$15,147	$10,795
Personnel related expenses	4,510	7,264
Professional fees	2,158	4,171
Income tax liability	—	1,582
Operating lease liabilities	460	—
Other	507	690
	$22,782	$24,502
Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$706	$442
Office furniture	724	—
Other, primarily construction in progress	—	890
Property and equipment, at cost	1,430	1,332
Less: Accumulated depreciation	(285)	(164)
Property and equipment, net	$1,145	$1,168

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
5. Debt
Debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Note Purchase Agreement	$73,300	$69,800
On October 1, 2021 (the “Signing Date”), the Company, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital Management LLC (the “Purchasers”) and Cocoon SA LLC (the “Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchasers. On February 11, 2022, on November 7, 2022 and on June 23, 2023, the Company, the Guarantors, the Purchasers and the Agent agreed to certain amendments to the Note Purchase Agreement, memorialized in the “Amendment”, the “Second Amendment”, and the “Third Amendment” respectively. The Note Purchase Agreement, collectively with the amendments, is hereinafter referred to as the NPA.
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
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the six months ended June 30, 2023 was 12.7% per annum compared with an average interest rate of 8.4% per annum over the six months ended June 30, 2022.
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
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of June 30, 2023, the cumulative payments under the NPA, including interest payments, totaled $13.6 million.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
The NPA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral accounts in the amount of 90% of the aggregate outstanding principal amount of all issued Notes, maintenance of insurance and addition of new subsidiaries as obligors. It also contains customary representations and warranties in favor of the Purchasers and the Agent and customary events of default, which may cause the obligations of the Company to be accelerated. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, and delisting of the Company’s securities from the Nasdaq Global Select Market.
6. Commitments and Contingencies
Commitments
As of June 30, 2023, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $33.2 million, of which the Company expects to pay $28.6 million within one year and $4.6 million over one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of June 30, 2023, the Company has recognized an operating lease right-of-use asset, net of $12.3 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.6 million. The Company intends to sublet a portion of the Boston Lease.
The following table provides balance sheet information related to leases as of June 30, 2023 (amounts in thousands):

June 30, 2023
Assets:
Operating lease, right-of-use asset	$12,342

Liabilities:
Current portion of operating lease liabilities	$460
Operating lease liabilities, net of current portion	9,148
Total operating lease liabilities	$9,608

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of June 30, 2023 (amount in thousands):

June 30, 2023
Weighted-average remaining lease term	9.6 years
Weighted-average discount rate	11.97%
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	$499	$—
Variable lease cost	44	39
Short term lease cost	15	61
Total operating lease cost	$558	$100

Future lease payments under non-cancelable operating leases as of June 30, 2023 were as follows (amounts in thousands):

Operating Leases
Year ending:
2023	$785
2024	1,602
2025	1,634
2026	1,667
2027	1,700
Thereafter	9,023
Total	$16,411
Less: Imputed interest	(6,803)
Present value of lease liabilities	$9,608
Less: current portion	(460)
Lease liabilities, net of current portion	$9,148
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. In aggregate, the Company may be obligated to make up to $44.4 million and $42.0 million in related development and commercial milestone payments, respectively, predominately related to agreements between Orexia Therapeutics Limited and collaboration partners. As of June 30, 2023, the Company had no significant milestone obligations recorded on its balance sheet

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
under its license and collaborative arrangements. The Company expects that payments related to its licensing and collaboration arrangements in the next twelve months would not be material to the Company’s consolidated financial statements.
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
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of June 30, 2023 were 8,284,827.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Research and development	$3,255	$2,654	$6,539	$5,487
General and administrative	3,958	2,949	7,864	5,834
	$7,213	$5,603	$14,403	$11,321
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2023	14,688,996	$7.88	8.5 years
Granted	2,818,300	$4.13
Exercised	(3,776)	$3.85
Forfeited	(1,456,693)	$8.39
Balance at June 30, 2023	16,046,827	$7.18	8.2 years
Exercisable at June 30, 2023	6,858,127	$7.61	7.6 years
Vested and expected to vest at June 30, 2023	16,046,827	$7.18	8.2 years
The weighted-average grant date fair value of options granted was $2.87 per share for the six months ended June 30, 2023. As of June 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $38.5 million, which the Company expects to recognize over a weighted-average period of 2.3 years.
Based on the trading price of $6.19 per ADS, which is the closing price as of June 30, 2023, the aggregate intrinsic value of options as of June 30, 2023 was $9.9 million.
During the six months ended June 30, 2023, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	77.9%
Risk-free interest rate	3.6%
Expected dividend yield	0%
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements

Restricted Share Awards and Units
In connection with the acquisition of the Centessa subsidiaries in January 2021, the Company issued 379,905 ordinary shares subject to future vesting under its Restricted Stock Awards program. For the period subsequent to the acquisition, the Company issued an additional 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards were based upon the estimated fair value of the Company’s ordinary shares at the time of grant.
The Board, following the recommendations of the Company’s Compensation Committee, grants service-based restricted stock unit awards under the Company’s Stock Incentive Plan to certain executive officers and employees of the Company to encourage employee retention. Periodic grants are made at fair market value, representing the NASDAQ market close quoted price on the day of the grant.
The following table summarizes ordinary share activity related to the restricted stock programs for the six months ended June 30, 2023:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	599,421		1,804,760
Granted	—	n/a	1,427,225	$3.85
Vested	(175,806)		(440,924)
Forfeited	—		(320,807)
Unvested at June 30, 2023	423,615		2,470,254

Unrecognized compensation expense at June 30, 2023 (in thousands)	$7,940		$10,463
Expected weighted average recognition period	1.8 years		2.4 years
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of June 30, 2023, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,315.
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Research and development	$2,292	$1,420	$4,614	$3,119

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
9. Income Taxes
The Company recorded an income tax benefit of $24.1 million for the three months ended June 30, 2023 compared with an income tax benefit of $22.0 thousand for the three months ended June 30, 2022. The higher income tax benefit in the second quarter of 2023 was a result of the release of a valuation allowance as a result of an internal reorganization of its subsidiaries that occurred in the quarter.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, the Company believes it would more likely than not be able to utilize existing loss carryforwards and research and development tax credits to offset future income in the United States. The operating entity in the United States has a history of cumulative net profits as it carries out services for other entities in the group.
10. Subsequent Event
The Company filed a shelf registration statement on Form S-3 (“the Shelf”) with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, referred to as the ATM Program. In early August 2023, the Company sold 2,040,816 ordinary shares under the ATM Program, resulting in net proceeds to the Company of approximately $14.6 million.

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
In September 2022, we received a “Study May Proceed Letter” from the U.S. Food and Drug Administration (“FDA”) for the Phase 2b clinical studies under our IND application. In December 2022, we initiated our registrational program for SerpinPC in HB, which includes a set of global studies with multiple components. PRESent-5, which began enrollment in December 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the Phase 2b interventional studies which include PRESent-2 and PRESent-3. We dosed the first subject in the registrational PRESent-2 study of moderately severe to severe HB without inhibitors, and severe HA with or without inhibitors in July 2023, and plan to begin dosing in the registrational PRESent-3 study of HB with inhibitors this year. In parallel, we continue to work with the FDA and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support marketing approval in adults and adolescents with HB, with or without inhibitors, as the initial indication. The FDA granted SerpinPC Orphan Drug Designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB. Additional information on the trials can be accessed at www.clinicaltrials.gov (NCT05605678, NCT05789524, NCT05789537).
While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA. We own worldwide rights to SerpinPC.
LB101, our First LockBody Product Candidate, in Solid Tumors
Leveraging our proprietary LockBody® technology, we are also pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 and CD3 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human (“FIH”), open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in subjects with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. Additional information on the trial can be accessed at www.clinicaltrials.gov (NCT05821777).
In August 2023, we announced our second LockBody development candidate, LB206, a conditionally bivalent PD-L1xCD3 bispecific monoclonal antibody for the treatment of solid tumors, and shared new preclinical data which demonstrated single agent regressions of large tumors with LB206 in a difficult-to-treat mouse xenograft model.
We plan to continue to invest in expanding our knowledge of our LockBody technology in order to identify and advance additional potential product candidates. We own worldwide rights to our LockBody technology platform, LB101, LB206, and potential future candidates.
ORX750 in Narcolepsy Type 1 (“NT1”) and other sleep disorders
In March 2023, we announced our development candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of NT1 with potential expansion into other sleep disorders. ORX750 is currently in preclinical development and undergoing IND-enabling activities. We plan to share preclinical data for ORX750 at the World Sleep Congress in October 2023. We are also working on additional orexin agonists for the treatment of sleep disorders as well as potential expansion into broader neurological diseases indications.
Other Programs
Our other programs consist of earlier-stage preclinical assets and discovery-stage programs across certain other disease areas. Where applicable, we expect to provide updates on preclinical programs as they advance toward clinical studies.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic transactions around certain product candidates, targets, geographies, or disease areas.
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
We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. Consistent with this approach and as part of ongoing portfolio management, in the first half of 2023, we determined to deprioritize CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”), and paused all development activities associated with these assets. We continue to evaluate strategic partnerships and/or transactions to progress development of our deprioritized programs.
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $303.6 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of June 30, 2023 of $303.6 million, to fund our operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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
Results of Operations
The following table sets forth the results of operations for the three months ended June 30, 2023 and June 30, 2022 (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating expenses:
Research and development	$33,673	$53,651
General and administrative	13,346	14,763
Change in fair value of contingent value rights	—	—
Loss from operations	(47,019)	(68,414)
Interest income	2,059	25
Interest expense	(2,450)	(1,653)
Other (expense) income, net	(1,527)	5,359
Loss before income tax benefit	(48,937)	(64,683)
Income tax benefit	(24,051)	(22)
Net loss	$(24,886)	$(64,661)
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
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Prioritized programs:
SerpinPC	$12,525	$4,435
LB101/LockBody technology platform	7,471	5,070
OX2R	4,493	6,916
Discontinued or other programs:
MGX292	5,389	2,975
CBS001/CBS004	335	1,249
Lixivaptan	209	14,628
ZF874	150	2,831
Dual-STAT3/5	—	1,331
Divested programs (*)	—	2,671
Non-program specific costs:
Personnel expenses	8,288	11,351
Research tax incentives	(6,360)	(432)
Other preclinical and clinical development expenses	1,173	626
Research and development expenses	$33,673	$53,651
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the three months ended June 30, 2023 were $33.7 million, compared with $53.7 million for the three months ended June 30, 2022. The decrease in research and development expenses reflects lower costs related to discontinued and divested programs partially offset by higher development costs for SerpinPC ($8.1 million), reflecting incremental costs related to the ongoing registrational studies that were initiated in the fourth quarter of 2022, and higher development costs for our LockBody technology platform ($2.4 million) primarily associated with the ongoing Phase 1/2a clinical trial of LB101 that was initiated in the first quarter of 2023. Personnel expenses decreased $3.1 million compared to the second quarter of 2022 driven by lower employee salary costs related to discontinued programs partially offset by higher share-based compensation expense ($0.6 million).

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Personnel expenses	$7,169	$6,350
Legal/professional fees and IT related costs	3,504	4,443
Other expenses	2,673	3,970
	$13,346	$14,763
General and administrative expenses for the three months ended June 30, 2023 were $13.3 million, compared to $14.8 million for the three months ended June 30, 2022 as increased personnel expenses driven by higher share based compensation expense of $1.0 million was more than offset by lower professional fees and lower insurance costs.
Interest Income and Interest Expense
For the three months ended June 30, 2023, interest income was $2.1 million reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. Interest expense was $2.5 million in the second quarter of 2023, up $0.8 million from the second quarter of 2022, as a result of a higher interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the three months ended June 30, 2023 was a net expense of $1.5 million, primarily reflecting a loss of $1.7 million related to remeasuring the Note Purchase Agreement at fair value at June 30, 2023, which was partially offset by foreign currency transaction gains.
Income Tax Benefit
We recorded an income tax benefit of $24.1 million for the three months ended June 30, 2023 compared with an income tax benefit of $22.0 thousand for the three months ended June 30, 2022. The higher income tax benefit in the second quarter of 2023 reflected the release of a valuation allowance as a result of an internal reorganization of our subsidiaries that occurred in the quarter.
We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, we believe we would more likely than not be able to utilize existing loss carryforwards and research and development tax credits to offset future income in the United States. The operating entity in the United States has a history of cumulative net profits as it carries out services for other entities in the group.

Results of Operations
The following table sets forth the results of operations for the six months ended June 30, 2023 and June 30, 2022 (amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating expenses:
Research and development	$66,499	$90,504
General and administrative	29,397	29,148
Change in fair value of contingent value rights	—	1,980
Loss from operations	(95,896)	(121,632)
Interest income	4,590	129
Interest expense	(4,795)	(3,153)
Other (expense) income, net	(2,873)	5,555
Loss before income tax (benefit) expense	(98,974)	(119,101)
Income tax (benefit) expense	(23,374)	58
Net loss	$(75,600)	$(119,159)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Prioritized programs:
SerpinPC	$24,457	$8,304
LB101/LockBody technology platform	19,499	7,680
OX2R	8,314	11,839
Discontinued or other programs:
MGX292	6,980	5,560
CBS001/CBS004	1,133	4,046
Lixivaptan	886	23,085
ZF874	190	5,507
Dual-STAT3/5	—	3,778
Divested programs (*)	—	4,433
Non-program specific costs:
Personnel expenses	17,134	21,424
Research tax incentives	(13,823)	(6,126)
Other preclinical and clinical development expenses	1,729	974
Research and development expenses	$66,499	$90,504
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the six months ended June 30, 2023 were $66.5 million, compared with $90.5 million for the six months ended June 30, 2022. The decrease in research and development expenses reflects lower costs related to discontinued and divested programs partially offset by higher development costs for SerpinPC ($16.2 million), reflecting incremental costs related to the ongoing registrational studies that were initiated in the fourth quarter of 2022, and higher development costs for our LockBody technology platform ($11.8 million) primarily associated with the ongoing Phase 1/2a clinical trial of LB101 that was initiated in the first quarter of 2023. Personnel expenses decreased $4.3 million compared to the first six months of 2022 driven by lower employee salary costs related to discontinued programs partially offset by higher share-based compensation expense ($1.1 million).
General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Personnel expenses	$14,840	$12,848
Legal/professional fees and IT related costs	9,402	7,981
Other expenses	5,155	8,319
	$29,397	$29,148
General and administrative expenses for the six months ended June 30, 2023 was $29.4 million, compared to $29.1 million for the six months ended June 30, 2022. Personnel expenses increased $2.0 million compared to the first six months of 2022, reflecting higher share-based compensation expense of $2.0 million. In addition, general and administrative expenses increased from the first six months of 2022, reflecting higher enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees associated with the entering into the ATM facility. These cost increases were partially offset by lower insurance costs.
Interest Income and Interest Expense
For the six months ended June 30, 2023, interest income was $4.6 million reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. Interest expense was $4.8 million in the first six months of 2023, up $1.6 million from the first six months of 2022, as a result of a higher interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the six months ended June 30, 2023 was a net expense of $2.9 million, as a loss of $3.5 million related to remeasuring the Note Purchase Agreement at fair value at June 30, 2023 was in part offset by foreign currency transaction gains.
Income Tax Benefit
We recorded an income tax benefit of $23.4 million for the six months ended June 30, 2023 compared with an income tax expense of $58.0 thousand for the six months ended June 30, 2022. The higher income tax benefit in the six months ended June 30, 2023 reflected the release of a valuation allowance as a result of an internal reorganization of our subsidiaries that occurred in the second quarter of 2023.
We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, we believe we would more likely than not be able to utilize existing loss carryforwards and research and development tax credits to offset future income in the United States. The operating entity in the United States has a history of cumulative net profits as it carries out services for other entities in the group.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $303.6 million, of which $145.2 million was classified as Cash and cash equivalents and $158.4 million was classified as Short-term investments on our Consolidated Balance Sheet. In the first quarter of 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in Cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be Short-term investments.
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
We filed a shelf registration statement on Form S-3 (“the Shelf”) with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. In early August 2023, we sold 2,040,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $14.6 million.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash (used in) provided by:
Operating activities	$(91,900)	$(109,894)
Investing activities	(157,435)	(469)
Financing activities	12	144
Exchange rate effect on cash and cash equivalents	899	(702)
Net decrease in cash and cash equivalents	$(248,424)	$(110,921)
Operating Activities
During the six months ended June 30, 2023, we used $91.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $75.6 million, a non-cash net benefit due to the release of a tax valuation allowance, partially offset by non-cash net charges of $18.2 million for share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, there was a net cash outflow of approximately $8.9 million related to paying down net payables during the six months ended June 30, 2023.
During the six months ended June 30, 2022, net cash used in operating activities was $109.9 million, reflecting a net loss of $119.2 million, partially offset by non-cash net charges of $5.1 million for share-based compensation, depreciation expense and changes in the fair value of financial instruments and an increase of $4.2 million of net operating liabilities.
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $157.4 million, largely reflecting the investment of excess cash in U.S. Treasury securities that are presented as short-term investments in our balance sheet.

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
Tax Valuation Allowance
We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluate all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including our history of cumulative net losses in the U.K., we concluded that it is more likely than not that we will not realize the benefits of our U.K. deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. After consideration of the evidence, including changes resulting from an internal reorganization of subsidiaries in the second quarter of 2023 and cumulative and expected income of an operating entity that carries out services for other entities in the group, we concluded that it is more likely than not that we will realize the benefits of our United States deferred tax assets, and accordingly, in the second quarter of 2023, we released a previously recorded valuation allowance on our United States deferred tax assets.
Contractual Obligations and Other Commitments
As of June 30, 2023, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A key element of Centessa’s strategy is to use our differentiated asset-centric approach to drug discovery and development to develop high conviction programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, or have a combination of these attributes to ultimately deliver transformational medicines to patients. We face significant competition in sourcing high conviction programs, product candidates, technologies or intellectual property, strategic partnerships and licensing and acquisition opportunities, and the negotiation process is time-consuming, costly and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our asset-centric approach to drug discovery and development is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.
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
In January 2021, we acquired the ownership interests of our Centessa Subsidiaries. These Centessa Subsidiaries have historically operated as independent entities with generally separate management and operational teams. As a result, we will need to expend significant resources and efforts in integrating the operations of these Centessa Subsidiaries into our larger organization, and such integration activities may be challenging due to the number of Centessa Subsidiaries acquired and the heterogeneity of their historical operations. For example, these Centessa Subsidiaries’ programs span a range of therapeutic modalities and are designed to address a variety of disease areas. In addition, the Centessa Subsidiaries have conducted their business in a variety of jurisdictions in the U.S. and Europe. All of our Centessa Subsidiaries have had historical relationships with different licensors, contract organizations and other third-party vendors.
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
As of August 4, 2023 we had an aggregate of 79 employees. We may not be successful in integrating and retaining such employees or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of August 4, 2023, our central team consisted of 64 full-time equivalent employees, upon whom we rely for various operational, administrative, research and development, and other support services shared among our other operating subsidiaries. We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our centralized team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our programs are subject to certain agreements that provide our licensors and/or collaborators with rights that could delay or impact our ability to sell assets, or enter into strategic alliances, collaborations or licensing arrangements with other third parties or the potential sale of our Centessa Subsidiaries.
Certain of our programs are subject to licenses of intellectual property from third parties and we expect such practice to continue in the future. These third parties have certain rights that could delay collaboration, licensing or other arrangements with another third party, and the existence of these rights may adversely impact our ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a Centessa Subsidiary that are contained in license agreements,payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently determined to deprioritize and pause all development activities for our CBS001 and MGX292 programs. We continue to evaluate strategic partnerships to progress CBS001, MGX292 and CBS004. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We, and our Centessa Subsidiaries, have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
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
As of June 30, 2023, we had $303.6 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
On February 11, 2022, we entered into an Amendment to Note Purchase Agreement and Waiver (“Amendment”). The Amendment contains a waiver of certain events of default and associated penalty interests under the NPA. The Amendment also provides that the Company is required to maintain a cash balance in an amount equal to 75% of the aggregate principal amount of all Notes, that have been issued on and from February 11, 2022. Also pursuant to the Amendment, the date for the Third Purchase Date to occur and the Commitment Termination Date are extended to December 31, 2023. The Amendment also provides that upon the sale of any of the Company’s or any of its subsidiary's assets, if the Purchaser Agent elects to have the Company repurchase the Notes, such repurchase amounts will be subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received by the Company from such sale event. In addition, the reduced payment cap that is triggered by the Purchaser Agent opting into a repayment in the event of an asset sale extends to the second loan tranche, if drawn. In November 2022, we entered into a Second Amendment to Note Purchase Agreement (the “Second Amendment”) that, among other terms, (i) waives the requirement to complete a restructuring of Pega-One or establish a blocked deposit account in favor of the Purchaser Agent, (ii) provides that the Company is required to maintain a cash balance in an amount equal to 90% (increased from 75%) of the aggregate principal amount of all Notes, and

(iii) upon the sale of the assets of any of PearlRiver Bio, Pega-One or Janpix, the Purchaser Agent shall be deemed to have exercised the right to have the Company repurchase the Notes, and any contingent amounts from such asset sales shall not be counted toward the $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been actually received by the Company from such sale events. We divested PearlRiver in December 2022 and Pega-One in January 2023. In July 2023, we entered into a Consent, Release and Amendment to Note Purchase Agreement pursuant to which the Purchaser Agent consented to the Company undertaking a reorganization of its UK group and agreed to release its security interest over certain assets.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001. In the first half of 2023, we determined to deprioritize CBS001 and MGX292 and paused all associated development activities. We continue to evaluate strategic partnerships to progress CBS001, MGX292 and CBS004. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
We have received Fast Track designation for SerpinPC for the treatment of hemophilia B. We may seek Fast Track designation for any of our other current or future product candidates. This designation may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. In May 2023, we received Fast Track designation from the FDA for SerpinPC for the treatment of hemophilia B, with or without inhibitors. We may seek Fast Track designation for certain of our other current and future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even for SerpinPC and any other product candidate that may receive Fast Track designation, we may not experience a faster development process, regulatory review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice (“GLP”) regulations and GCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers are required to comply with applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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

Our reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:
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
•a change in manufacturer will require us to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations and such verification may result in material delays to our programs;
•a change in manufacturers or certain changes in manufacturing processes/procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing process/procedures will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, and such study may be unsuccessful and could require the conduct of additional clinical trials;
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
•we may not own, or may have to share, or obtain a license to, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
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
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, or any other regulatory authority, result in higher costs (including resulting from batch failures) or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied. Moreover, because each of our Centessa Subsidiaries has a separate manufacturing process for their programs, we will not benefit from any synergies related to manufacturing costs. We may also face logistical problems in managing different CMOs and processes for all of our Centessa Subsidiaries.

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
Risks Related to Non-Human Primate (“NHP”) Supply
Consistent with various rules, regulations and cGMP requirements, our ability to advance our preclinical programs and successfully develop our product candidates requires access to animal research models sufficient to assess safety and in some cases to establish the rationale for therapeutic use. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our preclinical programs and successfully develop our product candidates and this could result in significant harm to our business. During the COVID-19 pandemic, researchers and CRO’s (including those engaged by us) experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. Prior to the pandemic, China was the leading exporter of NHP’s employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. Consequently, this has further exacerbated an already constrained NHP supply for research purposes. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our preclinical research programs, if the price of NHPs that are available increases significantly, or if our suppliers are unable to ship the NHPs in their possession that are reserved for us, our ability to advance our preclinical programs and successfully develop our preclinical candidates may be materially adversely affected or significantly delayed.
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

See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The Inflation Reduction Act of 2022 (“IRA”), includes several provisions that may impact our business to varying degrees, including provisions that that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to a $2,000 starting in 2025, thereby effectively eliminating the coverage gap,, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and are the only approved indication for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JP Morgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. If any of our lenders, including Oberland, or counterparties to any such instruments were to be placed into receivership, we may be unable to access funds under the NPA. In addition, if any of our suppliers, including CROs and CDMOs, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their existing or future obligations to us could be adversely affected.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law with effect from January 2021 (“UK GDPR”). In this Quarterly Report on Form 10-Q, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise.
Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, which increase our obligations with respect to clinical trials conducted in the EEA or the UK, such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requirements to conduct data protection impact assessments, requiring the establishment of a legal basis for Processing personal data; adopting a broad definition of personal data to possibly include ‘pseudonymized’ or key-coded data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; imposing stringent transparency obligations to data subjects, which requires more detailed notices for clinical trial subjects and investigators; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects; formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when working with third-party processors or joint controllers; imposing mandatory data breach notification requirements; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information), which is relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that are not considered by the European Commission and UK government as providing an adequate level of protection to personal data, like the United States in certain circumstances (so-called “third countries”). These transfers are prohibited unless an appropriate transfer safeguard mechanism specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and/or the UK International Data Transfer Agreement/Addendum approved by the UK government), or a derogation applies. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the European data protection laws will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. These transfer restrictions and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs and UK IDTA. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
European data protection laws also provide for robust regulatory enforcement and significant penalties for noncompliance, including, for example, under the GDPR, fines of up to €20 million (£17.5 million for the UK) or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some Processing of personal data carried out by noncompliant businesses – including permitting authorities to require destruction of improperly gathered or used personal data. European supervisory authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. The GDPR also confers a private right of action on data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. As noted above, the legality of transfers of personal data to the United States and other third countries is a subject of particular uncertainty and we expect increased enforcement activity from the supervisory authorities with respect to such transfers.
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the CCPA), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. Laws similar to the CCPA have been passed in Montana, Texas, Iowa, Indiana, Tennessee, Connecticut, Colorado, Utah, and Virginia. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. At the federal level, there is discussion of a new comprehensive data privacy law which, if passed, would help to streamline certain of our privacy obligations but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States.
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
Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting ordinary shares held by non-affiliates was less than $560.0 million on June 30, 2023, we qualify as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our ordinary shares held by non-affiliates is less than $200 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $560 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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

As of June 30, 2023, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.0% of our voting shares as of June 30, 2023. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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

As of June 30, 2023, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,284,827 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We operate through various Centessa Subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, HM Revenue & Customs (“HMRC”), the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
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
Generic Risk Factors
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

None.

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
Except for the planned redeployment of resources from our lixivaptan, ZF874, imgatuzumab, PearlRiver Bio, Janpix, MGX292 and CBS001/CBS004 programs there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash.
(c)    Issuer Purchases of Equity Securities
None.
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

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
10.1	Amendment to Note Purchase Agreement, dated June 23, 2023, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC. (1)
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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
(1) Filed herewith

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

CENTESSA PHARMACEUTICALS PLC

Date: August 14, 2023	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)