Form 10-Q
period 2023-09-30
Centessa Pharmaceuticals plc
filed 2023-11-13
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had outstanding 97,629,345 ordinary shares as of November 1, 2023.

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
•We face challenges, risks and expenses related to the integration of the operations of our Centessa Subsidiaries, as well as the management of the expected growth in the scale and complexity of our operations.
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
•Business interruptions resulting from the Russia-Ukraine and Israeli-Palestinian conflict could cause a disruption in the development of our product candidates and adversely impact our business.
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
•We previously had material weaknesses in our internal control systems over financial reporting, which have been remediated. We may identify new material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate any new material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.
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
•the impact of the Russia-Ukraine war, the Israel-Palestinian conflicts and tensions in US-China relations on our business and operations;
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
•our ability to judiciously manage and allocate our cash;
•our expectations on our anticipated cash runway;
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
•our expected use of proceeds of our IPO and any additional capital raise;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$171,498	$393,644
Short-term investments	109,843	—
Tax incentive receivable	28,459	24,166
Prepaid expenses and other current assets	22,653	19,937
Total current assets	332,453	437,747
Property and equipment, net	1,102	1,168
Operating lease right-of-use assets	12,130	—
Deferred tax asset	29,577	3,512
Other, net	2,102	1,880
Total assets	$377,364	$444,307
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,848	$13,836
Accrued expenses and other current liabilities	24,106	24,502
Total current liabilities	34,954	38,338
Long term debt	74,000	69,800
Operating lease liabilities	9,020	—
Total liabilities	117,974	108,138
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 97,567,483 issued and outstanding at September 30, 2023: 152,500,000 shares authorized, 94,843,391 issued and outstanding at December 31, 2022	271	265
Additional paid-in capital	974,448	939,261
Accumulated other comprehensive loss	779	(1,497)
Accumulated deficit	(716,108)	(601,860)
Total shareholders’ equity	259,390	336,169
Total liabilities and shareholders' equity	$377,364	$444,307

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating expenses:
Research and development	$28,190	$36,744	$94,689	$127,248
General and administrative	12,019	12,284	41,416	41,432
Change in fair value of contingent value rights	—	—	—	1,980
Loss from operations	(40,209)	(49,028)	(136,105)	(170,660)
Interest income	2,953	77	7,543	205
Interest expense	(2,541)	(1,922)	(7,336)	(5,074)
Other (expense) income, net	(1,677)	(3,143)	(4,550)	2,412
Loss before income taxes	(41,474)	(54,016)	(140,448)	(173,117)
Income tax expense (benefit)	(2,826)	(141)	(26,200)	(83)
Net loss	(38,648)	(53,875)	(114,248)	(173,034)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(419)	(553)	1,241	(2,383)
Unrealized gain on available for sale securities, net of tax	252	—	1,035	—
Other comprehensive (loss) income	(167)	(553)	2,276	(2,383)

Total comprehensive loss	$(38,815)	$(54,428)	$(111,972)	$(175,417)

Net loss per ordinary share - basic and diluted	$(0.40)	$(0.57)	$(1.20)	$(1.86)
Weighted average ordinary shares outstanding - basic and diluted	96,648,110	94,327,914	95,589,181	92,994,990

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at July 1, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606
Issuance of ordinary shares under ATM program, net of issuance costs	2,040,816	5	14,559	—	—	14,564
Stock option exercises	40,994	—	177	—	—	177
Share-based compensation expense	—	—	7,559	—	—	7,559
Vesting of ordinary shares	291,734	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(105,734)	—	(701)	—	—	(701)
Foreign currency translation adjustments	—	—	—	(419)	—	(419)
Unrealized gain on available for sale securities, net of tax of $0.1 million	—	—	—	252	—	252
Net loss	—	—	—	—	(38,648)	(38,648)
Balance at September 30, 2023	97,567,483	$271	$974,448	$779	$(716,108)	$259,390

Balance at July 1, 2022	94,271,917	$263	$925,730	$(1,142)	$(504,812)	$420,039
Stock option exercises	72,834	—	283	—	—	283
Share-based compensation expense	—	—	7,027	—	—	7,027
Vesting of ordinary shares	226,900	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(553)	—	(553)
Net loss	—	—	—	—	(53,875)	(53,875)
Balance at September 30, 2022	94,571,651	$263	$933,040	$(1,695)	$(558,687)	$372,921

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Issuance of ordinary shares under ATM program, net of issuance costs	2,040,816	5	14,559	—	—	14,564
Stock option exercises	44,770	—	192	—	—	192
Share-based compensation expense	—	—	21,962	—	—	21,962
Vesting of ordinary shares	908,463	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(269,957)		(1,525)		—	(1,525)
Foreign currency translation adjustments	—	—	—	1,241	—	1,241
Unrealized gain on available for sale securities, net of tax of $0.3 million	—	—	—	1,035	—	1,035
Net loss	—	—	—	—	(114,248)	(114,248)
Balance at September 30, 2023	97,567,483	$271	$974,448	$779	$(716,108)	$259,390

Balance at January 1, 2022	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net of employee withholding taxes	3,938,423	10	37,738	—	—	37,748
Stock option exercises	150,588	—	688	—	—	688
Share-based compensation expense	—	—	18,348	—	—	18,348
Vesting of ordinary shares	494,412	1	(1)	—	—	—
Foreign currency translation adjustments	—	—	—	(2,383)	—	(2,383)
Net loss	—	—	—	—	(173,034)	(173,034)
Balance at September 30, 2022	94,571,651	$263	$933,040	$(1,695)	$(558,687)	$372,921

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net loss	$(114,248)	$(173,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	21,962	18,348
Depreciation and amortization	564	95
Change in fair value of financial instruments	4,200	(5,520)
Change in deferred taxes	(26,380)	(83)
Changes in operating assets and liabilities:
Tax incentive receivable	(4,157)	(7,847)
Prepaid expenses and other assets	(3,211)	4,209
Operating leases, net	(1,968)	—
Accounts payable	(3,308)	3,755
Accrued expenses and other liabilities	(2,841)	11,095
Other, net	95	—
Net cash used in operating activities	(129,292)	(148,982)

Cash flows from investing activities:
Purchases of investments in marketable securities	(194,836)	—
Proceeds from redemption of investments in marketable securities	86,248	—
Purchases of property and equipment	(141)	(485)
Net cash used in investing activities	(108,729)	(485)

Cash flows from financing activities:
Proceeds from issuance of shares under ATM program, net of issuance costs	14,564	—
Proceeds from option exercises	192	629
Other, net	—	(261)
Net cash provided by financing activities	14,756	368
Effect of exchange rate on cash and cash equivalents	1,119	(1,140)
Net decrease in cash and cash equivalents	(222,146)	(150,239)
Cash and cash equivalents at beginning of period	393,644	595,082
Cash and cash equivalents at end of period	$171,498	$444,843
Supplemental disclosure:
Interest paid	$7,336	$5,074
Income taxes paid	$2,947	$862
Operating lease payments reducing operating lease liabilities	$785	$—
ROU assets obtained in exchange for operating lease liabilities	$9,711	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$—	$39,680

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover, develop and ultimately deliver medicines that are transformational for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO, the Company re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $(716.1) million as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of September 30, 2023 of $281.3 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Shelf Registration Statement
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). As of September 30, 2023, the Company has sold 2,040,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $14.6 million.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements of Centessa Pharmaceuticals plc (Successor) and the Centessa Predecessor Group (Predecessor) and related notes which can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of September 30, 2023 and as of December 31, 2022;
•the Company’s results of operations for the three and nine months ended September 30, 2023 and September 30, 2022; and
•the Company’s cash flows for the nine months ended September 30, 2023 and September 30, 2022.
Operating results for the Company for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the 2022 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K filed with the SEC.
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

As of September 30, 2023, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses, the Note Purchase Agreement, share-based compensation and tax related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the nine-month periods ended September 30, 2023 and September 30, 2022 were $208 thousand and $95 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a straight-line basis over the term of the hosting arrangement. Amortization expense for the nine months ended September 30, 2023 was $356 thousand.
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
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the nine-month periods ended September 30, 2023 and 2022 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Oberland Capital. Under the terms of the Note Purchase Agreement, Oberland Capital will purchase up to $300 million of 6.0 years, interest-only, senior secured notes (the “Notes”) from the Company including $75 million funded on October 4, 2021, $50 million available through December 2023 at the Company’s option, $75 million available through September 2024 at the Company’s option and $100 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, the Company is obligated to pay a milestone payment upon the Company’s first product to obtain regulatory approval.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the nine months ended September 30, 2023 and September 30, 2022, as they would be anti-dilutive:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Unvested ordinary shares	366,588	657,427
Restricted stock units	2,189,854	2,270,055
Stock options	16,039,219	14,945,667
	18,595,661	17,873,149
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023
Assets
Money Market fund	$40,278	$—	$—
U.S. Treasury securities	$149,332	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$74,000

December 31, 2022
Liabilities
Note Purchase Agreement	$—	$—	$69,800
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of September 30, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$40,278	$—	$—	$40,278

U.S. Treasury securities, included in:
Cash and cash equivalents	$39,395	$94	$—	$39,489
Short-term investments	108,587	1,256	—	109,843
Total U.S. Treasury securities	$147,982	$1,350	$—	$149,332

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(5,900)
Settlement	(39,680)	—
Balance at December 31, 2022	$—	$69,800
Change in fair value	—	4,200
Balance at September 30, 2023	$—	$74,000

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the nine months ended September 30, 2023, the Company recorded an unrealized loss of $4.2 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other (Expense) Income, net in the consolidated statement of operations and comprehensive loss. The unrealized loss was primarily the result of the accretion of discount as well as a decrease in the discount rate primarily due to a decrease in credit spreads.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$15,057	$11,321
Insurance related expenses	2,805	2,788
Value added tax receivable	1,932	2,557
Other	2,859	3,271
	$22,653	$19,937
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$16,509	$10,795
Personnel related expenses	5,237	7,264
Professional fees	1,719	4,171
Income tax liability	—	1,582
Operating lease liabilities	482	—
Other	159	690
	$24,106	$24,502

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$706	$442
Office furniture	724	—
Other	44	890
Property and equipment, at cost	1,474	1,332
Less: Accumulated depreciation	(372)	(164)
Property and equipment, net	$1,102	$1,168

The following table provides a reconciliation of current period changes, net of applicable income taxes, for unrealized gains on available for sale securities presented in accumulated other comprehensive income (amounts in thousands):

Three Months Ended September 30, 2023
Beginning balance	$783
Current period increase in fair value, net of tax of $0.3 million	999
Reclassifications to net loss, net of tax of $0.2 million	(746)
Ending balance	$1,036
5. Debt
Debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Note Purchase Agreement	$74,000	$69,800
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
Under the NPA, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300 million as follows: (a) a secured note in the aggregate principal amount of $75 million, (the “First Purchase Note”), which was funded on October 4, 2021, (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75 million (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50 million (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent.
The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the nine months ended September 30, 2023 was 12.9% per annum compared with an average interest rate of 8.9% per annum over the nine months ended September 30, 2022.
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
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 175% of the principal amount issued under the Notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of September 30, 2023, the cumulative payments under the NPA, including interest payments, totaled $16.1 million.
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
6. Commitments and Contingencies
Commitments
As of September 30, 2023, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $86.6 million, of which the Company expects to pay $44.8 million within one year and $41.8 million over one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of September 30, 2023, the Company has recognized an operating lease right-of-use asset, net of $12.1 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.5 million. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option.
The following table provides balance sheet information related to leases as of September 30, 2023 (amounts in thousands):

September 30, 2023
Assets:
Operating lease, right-of-use asset	$12,130

Liabilities:
Current portion of operating lease liabilities	$482
Operating lease liabilities, net of current portion	9,020
Total operating lease liabilities	$9,502
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of September 30, 2023 (amount in thousands):

September 30, 2023
Weighted-average remaining lease term	9.3 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	$999	$—
Variable lease cost	43	60
Short term lease cost	20	116
Total operating lease cost	$1,062	$176

Future lease payments under non-cancelable operating leases as of September 30, 2023 were as follows (amounts in thousands):

Operating Leases
Year ending:
2023	$393
2024	1,602
2025	1,634
2026	1,667
2027	1,700
Thereafter	9,023
Total	$16,019
Less: Imputed interest	(6,517)
Present value of lease liabilities	$9,502
Less: current portion	(482)
Lease liabilities, net of current portion	$9,020
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. In aggregate, the Company may be obligated to make up to $43.2 million and $42.0 million in related development and commercial milestone payments, respectively, predominately related to agreements between Orexia Therapeutics Limited and collaboration partners. As of September 30, 2023, the Company had no significant milestone obligations recorded on its balance sheet under its license and collaborative arrangements. The Company expects that payments related to its licensing and collaboration arrangements in the next twelve months would not be material to the Company’s consolidated financial statements.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of September 30, 2023 were 8,297,134.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Research and development	$3,326	$3,213	$9,865	$8,700
General and administrative	4,233	3,814	12,097	9,648
	$7,559	$7,027	$21,962	$18,348

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2023	14,688,996	$7.88	8.5 years
Granted	2,973,300	$4.18
Exercised	(44,770)	$4.28
Forfeited	(1,578,307)	$8.33
Balance at September 30, 2023	16,039,219	$7.16	7.9 years
Exercisable at September 30, 2023	7,764,651	$7.57	7.3 years
Vested and expected to vest at September 30, 2023	16,039,219	$7.16	7.9 years
The weighted-average grant date fair value of options granted was $3.00 per share for the nine months ended September 30, 2023. As of September 30, 2023, the total unrecognized compensation expense related to unvested stock option awards was $33.9 million, which the Company expects to recognize over a weighted-average period of 2.1 years.
Based on the trading price of $6.47 per ADS, which is the closing price as of September 30, 2023, the aggregate intrinsic value of options as of September 30, 2023 was $12.9 million.
During the nine months ended September 30, 2023, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	78.0%
Risk-free interest rate	3.6%
Expected dividend yield	0%
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following table summarizes ordinary share activity related to the restricted stock programs for the nine months ended September 30, 2023:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	599,421		1,804,760
Granted	—	n/a	1,443,381	$3.87
Vested	(232,833)		(675,631)
Forfeited	—		(382,656)
Unvested at September 30, 2023	366,588		2,189,854

Unrecognized compensation expense at September 30, 2023 (in thousands)	$6,823		$9,156
Expected weighted average recognition period	1.6 years		2.2 years
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of September 30, 2023, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,315.
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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Research and development	$404	$2,744	$5,018	$5,863
9. Income Taxes
To determine its income tax expense or benefit for interim periods, consistent with accounting standards, the Company applies an estimated annual effective income tax rate to year-to-date results, plus any applicable discrete items, which are recorded in the period in which they occur. Discrete items can include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, expiration of statutes of limitations, and an increase or decrease in valuation allowances on deferred tax assets.

The Company recorded an income tax benefit of $2.8 million for the three months ended September 30, 2023 compared with an income tax benefit of $0.1 million for the three months ended September 30, 2022. The higher income tax benefit during the three months ended September 30, 2023 reflected a change in estimate related to the finalization of a tax

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
return filing. The Company recorded an income tax benefit of $26.2 million for the nine months ended September 30, 2023 compared with an income tax benefit of $83 thousand for the nine months ended September 30, 2022. The higher income tax benefit in 2023 was primarily the result of the release of a valuation allowance as a result of an internal reorganization of its subsidiaries that occurred in the second quarter of 2023 as well as a change in estimate in the third quarter of 2023 related to the finalization of a tax return filing.
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
Our pipeline programs span early-stage to late-stage development and cover a range of high-value indications, including hemophilia, solid tumors, narcolepsy and other sleep-wake disorders. Subject to regulatory approval, we believe that multiple programs within our pipeline have the potential to change the current treatment paradigm, establish new standards of care for patients, and compete in multi-billion dollar markets.
SerpinPC in Hemophilia
Our most advanced product candidate is SerpinPC, a subcutaneously administered novel inhibitor of activated protein C (“APC”) being developed as a potential treatment for hemophilia. SerpinPC has a novel mechanism of action (“MoA”) designed to prevent and reduce bleeds. To date, clinical data from our ongoing Phase 2a studies in hemophilia A (“HA”) and hemophilia B (“HB”) subjects has shown SerpinPC to have a favorable safety and tolerability profile, as well as evidence of sustained efficacy in patients with hemophilia, as measured by a reduction in the all-bleeds annualized bleed rates (“ABRs”). Based on these data, we believe SerpinPC has the potential to be a first-in-class subcutaneously administered therapy with a differentiated safety profile for individuals with hemophilia, subject to regulatory review and approval. In December 2023, we plan to share new data from an additional 52-weeks of continuous treatment from the third year (Part 5) of the ongoing open-label extension (OLE) of AP-0101, a Phase 2a study of SerpinPC for the treatment of hemophilia, during a poster session at the 65th American Society of Hematology (ASH) Annual Meeting.
In September 2022, we received a “Study May Proceed Letter” from the U.S. Food and Drug Administration (“FDA”) for the Phase 2b clinical studies under our IND application. In December 2022, we initiated our registrational program for SerpinPC in HB, which includes a set of global studies with multiple components. PRESent-5, which began enrollment in December 2022, is an observational feeder study to collect prospective observational data for minimum defined periods before switching to dosing subjects in the Phase 2b interventional studies which include PRESent-2 and PRESent-3. We dosed the first subject in the registrational PRESent-2 study of moderately severe to severe HB without inhibitors, and severe HA with or without inhibitors in July 2023, and dosed the first subject in the registrational PRESent-3 study of HB with inhibitors in October 2023. In parallel, we continue to work with the FDA and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support marketing approval in adults and adolescents with HB, with or without inhibitors, as the initial indication. The FDA granted SerpinPC Orphan Drug Designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB. Additional information on the trials can be accessed at www.clinicaltrials.gov (NCT05605678, NCT05789524, NCT05789537).
While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA. We own worldwide rights to SerpinPC.

LB101, our First LockBody Product Candidate, in Solid Tumors
Leveraging our proprietary LockBody® technology, we are pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 and CD3 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a first-in-human (“FIH”), open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in subjects with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023. We look to this study to provide validation to further advance LB101 and our LockBody technology platform. Additional information on the trial can be accessed at www.clinicaltrials.gov (NCT05821777).
In August 2023, we announced our second LockBody development candidate, LB206, a conditionally bivalent PD-L1xCD3 bispecific monoclonal antibody for the treatment of solid tumors, and shared new preclinical data which demonstrated single agent regressions of large tumors with LB206 in a difficult-to-treat mouse xenograft model.
We continue to invest in expanding our knowledge of our LockBody technology. We own worldwide rights to our LockBody technology platform, LB101, LB206, and potential future candidates.
ORX750 in Narcolepsy Type 1 (“NT1”) and other sleep disorders
In March 2023, we announced our development candidate, ORX750, an orally administered, selective OX2 receptor (OX2R) agonist for the treatment of NT1 with potential expansion into other sleep disorders. NT1 is a neurological disorder caused by the profound loss of orexin-producing neurons, resulting in a dramatic reduction of orexin levels in the brain and severe symptoms of narcolepsy, including excessive daytime sleepiness and cataplexy. ORX750 has been designed to directly address orexin loss by restoring orexin receptor activation in NT1. ORX750 was designed by Centessa using proprietary structure-based drug design capabilities and high-resolution protein crystallography and cryo-electron microscopy (cryo-EM).
On October 25, 2023, we presented a set of new preclinical data from in vivo and in vitro studies of ORX750 at the World Sleep Congress. These data are from well-established, highly predictive translational mouse models that recapitulate the symptoms of narcolepsy type 1 (NT1) in humans. The data also include results from healthy wild type mice models in order to support the potential for expansion into broader sleep-wake disorders with normal orexin tone, including narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH).

The following preclinical data introduce the preclinical profile of ORX750 as the basis for its selection as a development candidate for the treatment of narcolepsy with potential expansion into other sleep-wake disorders:
•ORX750 potently activated the OX2R with an in vitro EC50 of 0.11 nM for human recombinant OX2R (hOX2R )1.
•In a highly predictive, translational orexin/tTA;TetO diphtheria toxin fragment A or “DTA” mouse model and an orexin/ataxin-3 or “Atax” mouse model, oral administration of ORX750 showed significant activity at the lowest dose tested, which was 0.1 mg/kg in the DTA mouse model, 0.3 mg/kg in the Atax mouse model, and 1 mg/kg in healthy wild type mice. ORX750:
•Achieved maximal (100%) wake time for at least 3 hours post-dose;2
•Suppressed cataplexy for at least 6 hours post-dose;2
•Increased latency to sleep and cataplexy, which was maintained for >14 days of dosing;3 and,
•Increased consolidation of wakefulness.4

References: 1. Fluorescent imaging plate reader (FLIPR) assay with Chinese hamster ovary (CHO) cells stably expressing recombinant human OX1R or OX2R; OXA EC50 at hOX2R = 0.035 nM. 2. As measured by electroencephalogram (EEG) and electromyogram (EMG) with concurrent video in DTA and Atax mouse models. 3. As measured by EEG and EMG with concurrent video in Atax mouse model. 4. PiezoSleep assay as measured in wild type and Atax mouse models.
We believe these data highlight ORX750’s potential as a novel treatment for narcolepsy and other sleep-wake disorders. We are focused on rapidly moving ORX750 through IND-enabling studies, obtaining IND clearance and initiating clinical development of ORX750 with the goal of sharing clinical proof of concept data in 2024.

In addition to ORX750, Centessa is exploring follow-up molecules for potential expansion opportunities into a range of sleep-wake disorders and broader neurological indications. We own worldwide rights to ORX750 and our follow-up molecules.

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
We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. Consistent with this approach and as part of ongoing portfolio management, in the first half of 2023, we determined to deprioritize CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”), and paused all development activities associated with these assets. We continue to evaluate strategic partnerships and/or transactions to progress development of CBS001 and CBS004 and have terminated MGX292.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $281.3 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of September 30, 2023 of $281.3 million, to fund our operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).

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
•costs of funding research and development performed by third parties, including pursuant to agreements with contract research organizations ("CROs") for active and discontinued programs, as well as investigative sites and consultants that conduct preclinical studies and clinical trials;
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries and benefits for employees and share-based compensation. General and administrative expense also includes facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting, consulting and other professional services.
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

Results of Operations
The following table sets forth the results of operations for the three months ended September 30, 2023 and September 30, 2022 (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating expenses:
Research and development	$28,190	$36,744
General and administrative	12,019	12,284
Change in fair value of contingent value rights	—	—
Loss from operations	(40,209)	(49,028)
Interest income	2,953	77
Interest expense	(2,541)	(1,922)
Other (expense) income, net	(1,677)	(3,143)
Loss before income tax benefit	(41,474)	(54,016)
Income tax benefit	(2,826)	(141)
Net loss	$(38,648)	$(53,875)
Research and Development Expenses
Research and development expenses consist of costs associated with our clinical and preclinical development activities. For programs in the earlier stages of development, we aim to implement capital-efficient plans to reach the next set of catalysts, gating more significant spending until after we obtain clinical proof of concept.
Direct research and development costs are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Prioritized programs:
SerpinPC	$13,048	$5,596
LB101/LockBody technology platform	6,061	5,728
OX2R	1,953	3,642
Discontinued or other programs:
CBS001/CBS004	1,019	1,091
ZF874	129	4,432
MGX292	42	3,546
Lixivaptan	17	5,118
Dual-STAT3/5	—	763
Divested programs (*)	—	724
Non-program specific costs:
Personnel expenses	8,073	8,134
Research tax incentives	(2,404)	(2,694)
Other preclinical and clinical development expenses	252	664
Research and development expenses	$28,190	$36,744
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the three months ended September 30, 2023 were $28.2 million, compared with $36.7 million for the three months ended September 30, 2022. The decrease in research and development expenses reflects lower costs related to discontinued and divested programs partially offset by higher development costs for SerpinPC ($7.5 million), reflecting incremental costs related to the ongoing registrational studies that were initiated in the fourth quarter of 2022.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Personnel expenses	$7,120	$6,511
Legal and professional fees	2,715	3,036
Other expenses	2,184	2,737
	$12,019	$12,284
General and administrative expenses for the three months ended September 30, 2023 were $12.0 million, compared to $12.3 million for the three months ended September 30, 2022. Personnel expenses were higher in 2023 driven by higher share-based compensation expense of $0.4 million. The higher personnel costs compared with the three months ended September 30, 2022 were more than offset by lower professional fees and lower insurance costs.
Interest Income and Interest Expense
For the three months ended September 30, 2023, interest income was $3.0 million reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. Interest expense was $2.5 million in the third quarter of 2023, up $0.6 million from the third quarter of 2022, as a result of a higher interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the three months ended September 30, 2023 was a net expense of $1.7 million, primarily reflecting a loss of $0.7 million related to remeasuring the Note Purchase Agreement at fair value at September 30, 2023, as well as foreign currency transaction losses. Other (expense) income, net for the three months ended September 30, 2022 was a net expense of $3.1 million, primarily reflecting foreign currency transaction losses of $2.3 million and an $0.8 million loss related to remeasuring the Note Purchase Agreement at fair value at September 30, 2022.
Income Tax Benefit
The company recorded an income tax benefit of $2.8 million for the three months ended September 30, 2023 compared with an income tax benefit of $0.1 million for the three months ended September 30, 2022. The higher income tax benefit during the three months ended September 30, 2023 reflected a change in estimate due to the finalization of a tax return filing.

Results of Operations
The following table sets forth the results of operations for the nine months ended September 30, 2023 and September 30, 2022 (amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating expenses:
Research and development	$94,689	$127,248
General and administrative	41,416	41,432
Change in fair value of contingent value rights	—	1,980
Loss from operations	(136,105)	(170,660)
Interest income	7,543	205
Interest expense	(7,336)	(5,074)
Other (expense) income, net	(4,550)	2,412
Loss before income tax (benefit) expense	(140,448)	(173,117)
Income tax (benefit) expense	(26,200)	(83)
Net loss	$(114,248)	$(173,034)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Prioritized programs:
SerpinPC	$37,505	$13,900
LB101/LockBody technology platform	25,560	13,408
OX2R	10,267	15,481
Discontinued or other programs:
MGX292	7,022	9,106
CBS001/CBS004	2,152	5,137
Lixivaptan	903	28,203
ZF874	319	9,939
Dual-STAT3/5	—	4,541
Divested programs (*)	—	5,157
Non-program specific costs:
Personnel expenses	25,207	29,558
Research tax incentives	(16,227)	(8,820)
Other preclinical and clinical development expenses	1,981	1,638
Research and development expenses	$94,689	$127,248
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the nine months ended September 30, 2023 were $94.7 million, compared with $127.2 million for the nine months ended September 30, 2022. The decrease in research and development expenses reflects lower costs related to discontinued and divested programs partially offset by higher development costs for SerpinPC ($23.6 million), reflecting incremental costs related to the ongoing registrational studies that were initiated in the fourth quarter of 2022, and higher development costs for our LockBody technology platform ($12.2 million) primarily associated with the ongoing Phase 1/2a clinical trial of LB101 that was initiated in the first quarter of 2023. Personnel expenses decreased $4.4 million compared to the first six months of 2022 driven by lower employee salary costs related to discontinued programs partially offset by higher share-based compensation expense ($1.2 million).
General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Personnel expenses	$21,960	$19,359
Legal and professional fees	8,828	10,671
Other expenses	10,628	11,402
	$41,416	$41,432
General and administrative expenses for the nine months ended September 30, 2023 was $41.4 million, compared to $41.4 million for the nine months ended September 30, 2022 as higher share-based compensation as well as higher costs related to a resource planning (“ERP”) system implementation in the first quarter of 2023 were offset by lower professional fees and insurance costs. Personnel expenses increased $2.6 million compared with the first nine months of 2022, reflecting higher share-based compensation expense of $2.4 million.
Interest Income and Interest Expense
For the nine months ended September 30, 2023, interest income was $7.5 million, which was up $7.3 million from the nine months ended September 30, 2022, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. In 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $7.3 million in the first nine months of 2023, up $2.3 million from the first nine months of 2022, as a result of a higher average interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the nine months ended September 30, 2023 was a net expense of $4.6 million, mainly reflecting a loss of $4.2 million related to remeasuring the Note Purchase Agreement at fair value at September 30, 2023. Other income, net for the nine months ended September 30, 2022 was $2.4 million, primarily reflecting an $7.5 million gain related to remeasuring the Note Purchase Agreement at fair value at September 30, 2022, partially offset by foreign currency transaction losses of $4.9 million.
Income Tax Benefit
The Company recorded an income tax benefit of $26.2 million for the nine months ended September 30, 2023 compared with an income tax benefit of $83 thousand for the nine months ended September 30, 2022. The higher income tax benefit in 2023 was primarily the result of the release of a valuation allowance as a result of an internal reorganization of its subsidiaries that occurred in the second quarter of 2023 as well as a change in estimate in the third quarter of 2023 related to the finalization of a tax return filing.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $281.3 million, of which $171.5 million was classified as cash and cash equivalents and $109.8 million was classified as short-term investments on our Consolidated Balance Sheet. In the first quarter of 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. Under the terms of the agreement, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes from us including $75.0 million, funded on October 4, 2021, $125.0 million available in tranches of $50 million (available through December 2023) and $75 million (available through September 2024), in each case, available at our option, and $100.0 million available to fund M&A, in-licensing, or other strategic transactions, at our option and Oberland Capital. The maturity date of the Oberland Capital Notes is October 4, 2027.
We filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. In early August 2023, we sold 2,040,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $14.6 million.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash (used in) provided by:
Operating activities	$(129,292)	$(148,982)
Investing activities	(108,729)	(485)
Financing activities	14,756	368
Exchange rate effect on cash and cash equivalents	1,119	(1,140)
Net decrease in cash and cash equivalents	$(222,146)	$(150,239)
Operating Activities
During the nine months ended September 30, 2023, we used $129.3 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $114.2 million as well as net outflows of approximately $15.5 million related to paying down net payables during the period. A non-cash net benefit due to the release of a tax valuation allowance included in the net loss was largely offset by non-cash net charges of $26.7 million for share-based compensation, depreciation and amortization expense and changes in the fair value of debt.
During the nine months ended September 30, 2022, net cash used in operating activities was $149.0 million, reflecting a net loss of $173.0 million, partially offset by non-cash net charges of $12.9 million for share-based compensation, depreciation expense and changes in the fair value of financial instruments and an increase of $11.2 million of net operating liabilities.
Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $108.7 million, largely reflecting the investment of excess cash in U.S. Treasury securities that are presented as short-term investments in our balance sheet.

Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $14.8 million, primarily reflecting the proceeds from the ATM program.
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
Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available on acceptable terms, or at all.
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on our unaudited interim consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses, the Note Purchase Agreement, share-based compensation and tax-related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Note Purchase Agreement
As discussed further in Note 5 - Debt, in October 2021, we entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). Under the terms of the agreement, as amended, Oberland Capital will purchase up to $300.0 million of 6-year, interest-only, senior secured notes (the “Notes”) from us including $75.0 million, funded on October 4, 2021, $50 million available through December 2023 at the Company’s option, $75 million available through September 2024 at the Company’s option and $100 million available to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital. In addition to interest payments on the principal, we are obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes upon regulatory approval of any drug candidate.

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
We use the Black-Scholes option pricing model to value the Company’s stock option awards. The expected life of the stock options is estimated using the “simplified method,” as we have limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For share price volatility, we use comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.
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

Contractual Obligations and Other Commitments
As of September 30, 2023, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face challenges, risks and expenses related to the operations of our Centessa Subsidiaries, as well as the management of the expected growth in the scale and complexity of our operations.
In January 2021, we acquired the ownership interests of our Centessa Subsidiaries. These Centessa Subsidiaries have historically operated as independent entities with generally separate management and operational teams. As a result, we have needed to and continue to need to expend significant resources and efforts in integrating the operations of these Centessa Subsidiaries into our larger organization, and such integration activities may be challenging due to the number of Centessa Subsidiaries acquired and the heterogeneity of their historical operations. For example, these Centessa Subsidiaries’ programs span a range of therapeutic modalities and are designed to address a variety of disease areas. In addition, the Centessa Subsidiaries have conducted their business in a variety of jurisdictions in the U.S. and Europe. All of our Centessa Subsidiaries have had historical relationships with different licensors, contract organizations and other third-party vendors.
Each Centessa Subsidiary has historically had its own operational, legal, financial and management controls, reporting systems and procedures and integrating such controls, reporting systems and procedures may be challenging and we may not be successful in doing so. We believe certain synergies may be achieved by harmonizing the operational, legal, financial and management controls, reporting systems and procedures but we may not be successful in our harmonization efforts and this may result in not only being unable to take advantage of synergies but expose us to additional operational, legal and financial risks and exposures associated with several levels of disparate systems and procedures. With limited resources, historically the Centessa Subsidiaries may not have dedicated sufficient resources to ensure its operational, legal, financial and management controls, reporting systems, compliance and other procedures meet required standards and this may expose us to historical non-compliance investigations and liabilities, which may have a material adverse effect on our operations. In mid-2023, we implemented a corporate consolidation of our UK businesses in order to simplify our administrative operations, obtain operational efficiencies and, generate administrative cost savings and improve the overall control environment. This has resulted in the business and assets of our UK subsidiaries, Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited being transferred to Centessa Pharmaceuticals (UK) Limited. We intend to dissolve each of Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited over the coming months in accordance with applicable UK statutory rules. As part of such dissolution, we may discover previously unknown purported creditors or otherwise be delayed in implementing the dissolutions and this may result in our business, financial condition, and results of operations being harmed or expose us to additional risks.
As of November 1, 2023 we had 75 employees. We may not be successful in integrating and retaining such employees or find replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our reliance on a small team of employees located in different geographies who provide services (including administrative, research and development, and other services) across our organization presents operational challenges that may adversely affect our business.
As of November 1, 2023, we had 75 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
Certain of our officers, including Iqbal Hussain, our General Counsel, Gregory Weinhoff, our Chief Financial Officer and David Chao, PhD, our Chief Administrative Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Drs. Saha, Weinhoff and Chao and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
Certain of our programs are subject to certain agreements that provide our licensors and/or collaborators with rights that could delay or impact our ability to sell assets, or enter into strategic alliances, collaborations or licensing arrangements with other third parties or the potential sale of our Centessa Subsidiaries.
Certain of our programs are subject to licenses of intellectual property from third parties and we expect such practice to continue in the future. These third parties have certain rights that could delay collaboration, licensing or other arrangements with another third party, and the existence of these rights may adversely impact our ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a Centessa Subsidiary that are contained in license agreements, payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. We recently also determined to deprioritize and pause all development activities for our CBS001 and CBS004 programs and terminated the MGX292 development program. We continue to evaluate strategic partnerships to progress

CBS001 and CBS004. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We, and our Centessa Subsidiaries, have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
We and our Centessa Subsidiaries have incurred significant net losses since inception, have not generated any revenue from product sales to date, and financed operations primarily through equity and debt financing. Centessa Pharmaceuticals plc has a limited operating history, and we expect to incur significant losses for the foreseeable future. As an organization, we have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter each financial year. In addition, inflation could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in October 2021 we entered into the Oberland Capital Financing Agreement (See Note 5 – “Debt” for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with Leerink, under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s common stock having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of September 30, 2023, we had $281.3 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
We will be required to seek additional funding in the future and intend to do so through either public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Attempting to secure additional financing may divert management from day-to-day activities, which may adversely affect our ability to develop our product candidates. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at September 30, 2023 was 13.26% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have two product candidates that are in clinical development— SerpinPC and LB101. The remainder of our programs are in discovery or IND-enabling phases. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (MAD) stage of the Phase 1 study of CBS001. In the first half of 2023, we determined to deprioritize CBS001, CBS004 and MGX292 and paused all associated development activities. We continue to evaluate strategic partnerships to progress CBS001 and CBS004 and have terminated MGX292. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•macro factors such as the ongoing Russia-Ukraine war, the Israeli-Palestinian conflict and tensions in US-China relations.
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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues may be materially impaired.
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications. For example, SerpinPC is being developed for the treatment of hemophilia. Trials in orphan indications often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability and geopolitical conflicts such as the Russia-Ukraine war, the Israeli-Palestinian conflict and tensions in US-China relations.
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
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures, there could be material changes in the final data.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Recently, legislation has been proposed by the European Commission that, if implemented, has the potential to shorten the ten-year period of orphan marketing exclusivity in additional scenarios. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
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
We also decided to discontinue development of ZF874 for the treatment of AATD following a report of an adverse event involving elevated liver enzymes (“ALT and AST”) in a PiMZ subject dosed with 5 mg/kg BID of ZF874 in our Phase 1 study. In November 2021, we reported that elevated liver enzymes were observed in a subject dosed with 15 mg/kg BID of ZF874 in the first cohort of patients within Part B of the Phase 1 study. Based on the results of the Phase 1 study observed to date, we have concluded that ZF874 is unlikely to achieve the desired target product profile.
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
If the FDA, EMA, MHRA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with the product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
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
We cannot assure that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
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
We engage consultants employed by academic institutions in jurisdictions that contain inventorship laws mandating that any inventions developed by such consultants while performing consultancy services automatically or otherwise shall reside in the employing institution and granting such institutions the first right to develop and/or commercialize such inventions. We may not be able to secure rights (whether through ownership or license interest) in inventions developed by such consultants during performance of consulting services for our companies.
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
Despite our undertaking of the measures listed above, we may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property and may be subject to further claims in the future. Litigation may be necessary to defend against claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
The Inflation Reduction Act of 2022 (“IRA”), includes several provisions that may impact our business to varying degrees, including provisions that that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to a $2,000 starting in 2025, thereby effectively eliminating the coverage gap, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and are the only approved indication for that rare disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.
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
Our business is subject to risks associated with conducting business internationally. Our Centessa Subsidiaries, suppliers, industry partners and clinical study centers are located and/or conduct business across Europe, the United States and certain other jurisdictions. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities across multiple jurisdictions. Doing business internationally involves a number of risks, including but not limited to:
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that are not considered by the European Commission and UK government as providing an adequate level of protection to personal data, like the United States in certain circumstances (so-called “third countries”). These transfers are prohibited unless an appropriate transfer safeguard mechanism specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and/or the UK International Data Transfer Agreement/Addendum approved by the UK government, or a derogation applies. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. These transfer restrictions and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs and UK IDTA. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the UK and the EEA, we could be investigated by, and ultimately fined by, the UK Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. Laws similar to the CCPA have been passed in twelve other states. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. In addition to these broad consumer privacy laws, a small number of states have enacted laws that focus on particular types of information such as health information not regulated by HIPAA and biometric information.

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
We are comprised of multiple portfolio operating entities, all of which are at differing stages in their commercial, clinical, and preclinical operations, and all of which have taken differing measures to comply with Data Protection Requirements. The lack of uniformity in the portfolio operating entities’ efforts to comply with Data Protection Requirements, including, without limitation, establishing appropriate information security measures, could materially and adversely affect our business.
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
As early-stage companies, many of our operating companies were not at a level of maturity in relation to efforts to achieve compliance with Data Protection Requirements and the structuring of Processing operations, which would ordinarily be expected of an operating company that is a subsidiary of a publicly-traded company. Consequently, there exists a high level of risk with respect to one or more such companies as a result of its or their failure to comply, or perception of failure to comply, with Data Protection Requirements.
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
As of September 30, 2023, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 58.5% of our voting shares as of September 30, 2023. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of September 30, 2023, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,297,134 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We initially had material weaknesses in our internal control systems over financial reporting, which have been remediated; however we may identify additional or new material weaknesses in the future that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud. We will need to continue to invest time and resources in the design, implementation and maintenance of internal controls.
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
In connection with the audits of our financial statements as of December 31, 2020 and for the period from October 26, 2020 (“inception”) through December 31, 2020 and in connection with audits of our Centessa Subsidiaries as of December 31, 2019 and 2020 for the periods or years ended December 31, 2019 and 2020, we identified material weaknesses in our internal control over financial reporting. Neither Centessa nor the Centessa Subsidiaries had a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified related to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we and Centessa Subsidiaries did not have the necessary personnel to design effective components of internal control including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.
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
We face significant risks associated with our company-wide implementation of an ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
We implemented a company-wide ERP system in 2023 to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex, expensive and time-consuming project and our ERP system initially went live in March 2023. Any deficiencies in the design and implementation of the new ERP system could result in potentially higher costs than we had incurred previously and could adversely affect our ability to develop product candidates, launch products, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have a material and adverse effect on our results of operations and financial condition.
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
Generic Risk Factors
Business interruptions resulting from the Russia-Ukraine war, the Israeli-Palestinian conflict, tensions in US-China relations, or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
Geo-political conflicts including the Russia-Ukraine war and the Israeli-Palestinian conflict and tensions in US-China relations may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in the applicable countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business.
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
Except for the planned redeployment of resources from our deprioritized, divested and/or terminated programs there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on June 1, 2021. Upon receipt, the net proceeds from our IPO were held in cash.
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

CENTESSA PHARMACEUTICALS PLC

Date: November 13, 2023	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)