Form 10-K
period 2023-12-31
Centessa Pharmaceuticals plc
filed 2024-03-28
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
+1 (617) 468-5770
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s ordinary shares, nominal value £0.002 per share, on The Nasdaq Global Select Market on such date, was approximately $310,787,000.
The registrant had outstanding 100,305,850 ordinary shares as of March 19, 2024.

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
•Our product candidates are in various stages of development, including many in preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate SerpinPC, LB101, other LockBody candidates, LockBody technology platform, and/or ORX750 and other orexin agonist molecules from other available treatment options including other molecules in development.
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
•We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials (including as a result of failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including PRESent-5, the observational feeder study, PRESent-2 and PRESent-3 and studies or trials of LB101 and any other LockBody candidates, ORX750 and other orexin agonist molecules and failure to meet expectations on executing our research and clinical development plans and the timing thereof), and the results of clinical development are uncertain.
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
Summary of the Material Risks Associated with Our Business (continued)
•Preclinical and clinical development is a long, expensive and uncertain process. We have terminated certain of our programs and may further terminate one or more of our current preclinical and/or clinical development programs.
•We could experience manufacturing problems that result in delays or other material disruptions in our development or commercialization of our programs or otherwise harm our business.
•Business interruptions resulting from the Russia-Ukraine war and Israel-Hamas conflict could cause a disruption in the development of our product candidates and adversely impact our business.
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
•We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our ADSs less attractive to investors.
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
•While we do not believe we were a “passive foreign investment company” (“PFIC”) in 2023, there is uncertainty as to whether we are or will be a PFIC in the past or in the future. If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“10-K”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-K are based upon information available to our management as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-K include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including SerpinPC, LB101, other LockBody candidates, the LockBody technology platform, ORX750 and other orexin agonist molecules;
•our ability to execute our research and clinical development plans and our expectations on and the timing thereof;
•our expectations and ability to advance our pipeline and product candidates into, and successfully complete, clinical trials;
•our ability to identify screen, recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including PRESent-5, the observational feeder study, PRESent-2 and PRESent-3 and studies or trials of LB101, and any other LockBody candidates, ORX750 and other orexin agonist molecules;
•our ability to differentiate SerpinPC, LB101, ORX750, other orexin agonist molecules, and other LockBody candidates from other treatment options;
•the development and therapeutic potential of SerpinPC, LB101, other LockBody candidates, the LockBody technology platform, ORX750 and other orexin agonist molecules;
•our reliance on the success of our product candidates and our pipeline programs;
•our ability to discover and develop transformational medicines for patients including identifying and advancing additional product candidates into clinical development;
•our ability to become the partner of choice to attract founder-subject matter experts with high conviction programs;
•the timing or likelihood of regulatory filings and approvals;
•the impact of inflation on increasing costs of labor, research, manufacturing and clinical trial expenses;
•the impact of the Russia-Ukraine war, the Israel-Hamas conflict and tensions in U.S.-China relations on our business and operations;
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
Overview
We are a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. We are developing a pipeline of high conviction programs in therapeutic areas of unmet need. Subject to regulatory approval, we believe that our pipeline programs have the potential to significantly impact clinical outcomes of patients in these disease areas, and compete in multi-billion-dollar markets. Our most advanced pipeline programs include:
Hemophilia Program: SerpinPC, our most advanced product candidate, is an investigational, potential first-in-class subcutaneously administered novel inhibitor of activated protein C (“APC”) for the treatment of hemophilia. We are currently evaluating SerpinPC in registrational studies for hemophilia B (“HB”) with and without inhibitors. We dosed the first subject in the registrational PRESent-2 study of moderately severe to severe HB without inhibitors, and severe hemophilia A (“HA”) with or without inhibitors in July 2023, and dosed the first subject in the registrational PRESent-3 study of HB with inhibitors in October 2023. In parallel, we continue to work with the U.S. Food and Drug Administration (“FDA”) and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support HB, with or without inhibitors, as the initial indication for SerpinPC. The FDA granted SerpinPC Orphan Drug Designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status, and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Orexin Receptor 2 (“OX2R”) Agonist Program: ORX750 is an investigational, orally administered, selective OX2R agonist with a potential best-in-class profile for the treatment of narcolepsy and other sleep-wake disorders. In October 2023 at the World Sleep Congress, we shared a robust set of preclinical data that showed ORX750 is a highly potent and selective orexin agonist that closely mimics the function of the endogenous peptide. The preclinical data also showed that ORX750 has the potential to address the underlying pathophysiology of orexin neuron loss in narcolepsy Type 1 (“NT1”) and promote wakefulness during the day and suppress cataplexy, including at levels that correspond to very low predicted human doses. In addition, the data showed ORX750’s potential for expansion into broader sleep-wake disorders with normal orexin tone, including narcolepsy Type 2 (“NT2”) and idiopathic hypersomnia (“IH”). Upon Investigational New Drug (“IND”) clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical proof-of-concept (“PoC”) data in sleep-deprived healthy volunteers in 2024. We are also exploring follow-up molecules for potential expansion opportunities into a range of sleep-wake disorders and broader neurological indications.
LockBody® Technology Platform: Our first LockBody candidate is LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody for solid tumors. We are currently evaluating LB101 in a Phase 1/2a first-in-human (“FIH”), open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors.
Other Programs: Our other programs consist of earlier-stage preclinical assets and discovery-stage programs. Where applicable, we expect to provide updates on preclinical programs as they advance toward clinical studies.
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
Our Strategy
Our mission is to discover, develop and ultimately deliver medicines that are transformational for patients. To achieve our mission, we are executing a near-term strategy focused on the following key elements:
•Advance the late-stage development of SerpinPC, our most advanced product candidate, in hemophilia. SerpinPC is a potential first-in-class subcutaneously administered investigational therapy with a differentiated safety profile for individuals with hemophilia. We are currently conducting two Phase 2b interventional registrational studies of SerpinPC for the treatment of HB, with and without inhibitors. In parallel, we continue to work with the FDA and a number of other regulators outside the U.S. on our product process development and qualification activities. If the data from the registrational studies are positive, we aim to submit a Biologics License Application (“BLA”), to the FDA as well as potential additional applications worldwide. While the initial focus of our ongoing clinical development program is HB, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
•Advance our OX2R agonist program with clinical development of ORX750 with the aim to establish PoC in sleep-deprived healthy volunteers in 2024. In March 2023, we nominated ORX750 as a development candidate for the treatment of narcolepsy and other sleep disorders. Upon IND clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2024.
•Strategically invest in and advance our LockBody technology platform with LB101, and develop a pipeline of additional LockBody development candidates. Following clearance of our IND from the FDA in January 2023, we initiated a Phase 1/2a FIH, clinical trial of LB101 for the treatment of solid tumors and dosed the first subject in March 2023. The outcome of this study will help us to determine the level of further investment we make to advance LB101, our LockBody technology platform and future LockBody development candidates.
•Evaluate opportunities to accelerate development timelines and enhance commercial potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to each of our programs. We may selectively enter into collaborations where we believe there is a strategic fit or benefit, or an opportunity to accelerate or expand the potential for the development and commercialization of our product candidates, or support life cycle management.
Our Pipeline Programs
The following table sets forth our most advanced pipeline programs, disease area, mechanism of action, and stage of development. In addition, we have earlier-stage preclinical assets and discovery-stage programs. Where applicable, we provide updates on our programs as they enter clinical studies.
Figure 1: Centessa’s most advanced pipeline programs.
We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancement. Consistent with this approach and as part of ongoing portfolio management, in the first half of 2023, we deprioritized and paused all development activities associated with CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio, Inc.

Hemophilia Program
Our most advanced product candidate is SerpinPC, a subcutaneously administered novel inhibitor of activated protein C (“APC”) being developed as a potential treatment for hemophilia. SerpinPC is designed with a novel mechanism of action (“MoA”) to prevent and reduce bleeds. To date, clinical data from our ongoing Phase 2a study in HA and HB subjects has shown SerpinPC to have a favorable safety and tolerability profile, as well as evidence of sustained reduction in the efficacy endpoint of all-bleeds annualized bleed rates (“ABRs”). Based on these data, we believe SerpinPC has the potential to be a first-in-class subcutaneously administered therapy with a differentiated safety profile for individuals with hemophilia.
We are currently evaluating SerpinPC in two ongoing Phase 2b interventional registrational studies for HB, with and without inhibitors: PRESent-2 (moderately severe to severe HB without inhibitors, and severe HA with and without inhibitors) and PRESent-3 (HB with inhibitors). These interventional studies were preceded by a non-interventional (i.e., observational) feeder study, PRESent-5, which was initiated in December 2022. We dosed the first subject in the registrational PRESent-2 study in July 2023, and dosed the first subject in the registrational PRESent-3 study in October 2023. In parallel, we continue to work with the FDA and a number of regulators outside the U.S. on our product process development and qualification activities. This streamlined, integrated development program is designed to support a BLA for the treatment of HB, with or without inhibitors, as the initial indication for SerpinPC. The FDA granted SerpinPC orphan drug designation (“ODD”) in September 2022, and Fast Track designation in May 2023, both for the treatment of HB.
While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Disease Summary
Hemophilia is a rare bleeding disorder that is caused by a deficiency of a coagulation factor which results in inadequate thrombin generation upon vascular damage. HA and HB are X-linked genetic disorders affecting one in 5,000 and one in 20,000 live male births, respectively, resulting in spontaneous internal bleeding that can be life-threatening. More than 70% of bleeds occur into joints (hemarthrosis) causing chronic joint damage (arthropathy) with musculoskeletal destruction. According to the World Federation of Hemophilia Report on the Annual Global Survey for 2022, the expected number of patients with hemophilia worldwide is approximately 830,000, of which approximately 282,000 are severe.
The bleeding associated with these disorders is the result of a defect or deficiency in factor fVIII (in the case of HA) or fIX (in the case of HB), the two components of the intrinsic tenase complex. Normal blood coagulation (hemostasis) is a crucial part of the physiological response to tissue damage. When blood components come into contact with extravascular cells and proteins, the resulting interaction of coagulation factors and platelets at a site of vascular injury leads to the formation of thrombin, the effector enzyme of blood coagulation. Prothrombinase activity is required for the rapid, localized production of thrombin needed for adequate hemostasis. Prothrombinase is continuously degraded by APC, an endogenous inhibitor of the clotting pathway which is generally present in the circulation at low concentrations. Under normal conditions, APC destroys prothrombinase extremely efficiently through catalytic activity; however, in the setting of deficient intrinsic tenase activity (hemophilia), the natural anticoagulant activity of the circulating APC results in insufficient prothrombinase activity for normal hemostasis.
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
The global market for hemophilia was estimated to be over $12 billion as of 2023. Only 20% of persons with hemophilia globally are believed to have access to adequate therapy.

The standard treatment for hemophilia consists of replacing the missing or defective fVIII or fIX by intravenous infusion of partially purified plasma-derived or recombinant fVIII or fIX protein, known as factor concentrate. Factor concentrate is administered either when bleeding occurs, known as on-demand therapy, or regularly to prevent bleeding, known as prophylaxis. Prophylaxis with standard factor concentrates requires intravenous infusion every second or third day in order to reduce ABR below 10%. Less frequent intravenous infusion is required with recently approved extended half-life products. Emicizumab (marketed as HEMLIBRA® by Roche) is a synthetic fVIII mimetic replacement therapy that is changing the treatment paradigm in HA. The primary benefits of emicizumab are its use as a substitute for factor VIII in persons with HA with fVIII inhibitors (high-titer antibodies against fVIII), and as an infrequent subcutaneously administered prophylactic in HA without inhibitors. Emicizumab has no activity in HB.
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
In addition to approved agents for the treatment of hemophilia that improve thrombin generation by bolstering the levels of procoagulant factors, the FDA has approved HEMGENIX®, a gene therapy for HB, marketed by CSL Behring. Another gene therapy for HB is being developed by Pfizer, Inc. (“Pfizer”). We are also aware of several companies pursuing subcutaneous therapies including tissue factor pathway inhibitors or RNAi therapeutics for the treatment of hemophilia. These companies include Novo Nordisk A/S (“Novo Nordisk”), Pfizer, and Sanofi.

Notwithstanding the availability of existing treatments or drug candidates, we believe an unmet need currently exists to warrant the advancement of our hemophilia program with SerpinPC:
•Factor concentrate therapies require intravenous administration making prophylaxis challenging;
•Up to 30% of persons with HA and 3% of persons with HB develop inhibitory antibodies to factor concentrates, which limits effectiveness of treatment with factor concentrates;
•The non-factor replacement therapies, both approved and in development, are associated with a risk of thrombosis;
•The majority of persons with HB with inhibitors have no or limited access to prophylactic treatment to prevent bleeding; and
•There is no subcutaneous treatment option currently available for persons with HB in the U.S.
SerpinPC, Our Product Candidate for Hemophilia
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

MECHANISM OF ACTION

SerpinPC

Designed to reduce levels of circulating activated protein C (APC)

A modified α1-antitrypsin with 3 substitution mutations that confers **selective inhibition** of APC

Prothrombin
Prothrombinase
Clotting factors
APC
Protein C
Thrombin
Clot Formation

Figure 2: Schematic of the MoA for SerpinPC. SerpinPC is designed to reduce levels of circulating APC, thereby prolonging activity of prothrombinase and directly increasing the amount of thrombin generated at the site of tissue damage.
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
SerpinPC is a variant of the serpin alpha-1-antitrypsin, modified to be a specific inhibitor of APC. We were able to convert A1AT into a specific inhibitor of APC by mutating 3 residues in the reactive center loop of the molecule. The serpin mechanism traps the protease during cleavage of the reactive center loop as a covalent complex, and therefore has an absolute requirement that the protease is active, i.e., not the inactive zymogen. For this reason, SerpinPC is designed to have complete specificity for APC over protein C (“PC”), which will leave intact the pool of protein C, a natural anti-coagulant.
SerpinPC is designed as a long-acting non-factor replacement therapy intended to be administered as an infrequent injection under the skin to ‘rebalance’ blood coagulation without the need for factor replacement. It achieves this without depleting the natural anticoagulant pool of PC. As a result, we believe SerpinPC could be an attractive alternative therapy for many patients, if approved. Other rebalancing approaches have been plagued by the occurrence of venous and arterial thrombosis. Based on the totality of data from the SerpinPC clinical program, we believe that SerpinPC has a novel mechanism of action and differentiated pharmacological effect with a low thrombotic risk since (1) PC is not depleted, (2) the prothrombinase complex is not itself rendered resistant to APC, and (3) at clinical doses the slow rate of APC inhibition by SerpinPC leaves the ability of newly formed APC to degrade prothrombinase in the event of excess thrombin generation. We believe that the observed lack of treatment-related sustained elevations of D-dimer across our Phase 2a study (including the open-label extension (“OLE”)) in healthy volunteers and persons with hemophilia (“PwH”) support this profile. D-dimer is a sensitive measure of excessive thrombin generation.
The vialed drug product is presented as a sterile lyophilized powder intended for subcutaneous injection following reconstitution with water. Stability studies have shown the drug product to be stable at temperatures up to 40°C, and we expect a commercial product, if approved, will allow for ease of shipment and storage.
SerpinPC Registrational Program
In February 2022, we completed pre-IND interactions with the FDA for SerpinPC in HB. Based on the FDA feedback, we developed a streamlined, integrated registrational development plan for SerpinPC in HB with fewer than 200 total subjects, including two Phase 2b interventional studies, PRESent-2 and PRESent-3, preceded by a non-interventional (i.e., observational) feeder study, PRESent-5. In September 2022, we received a “Study May Proceed Letter” from the

FDA for the Phase 2b clinical studies under our IND. In December 2022, we initiated the registrational program for SerpinPC with PRESent-5. As a non-interventional feeder study, PRESent-5 was designed to begin collecting enough observational data for minimum defined periods of time before switching to dosing subjects in PRESent-2 or PRESent-3.
PRESent-2 (AP-0102): PRESent-2 is a global, ongoing interventional study to evaluate the efficacy and safety of prophylactic SerpinPC in subjects with severe and moderately severe HB without inhibitors. In addition to HB subjects, the study will also enroll subjects with severe HA, with and without inhibitors, to add to the safety database.
PRESent-2 has an adaptive design with three parts: a 24-week randomized dose-justification part (Part 1) with approximately 60 subjects, a 24-week expansion part (Part 2) with approximately 60 further subjects at the dose confirmed from Part 1, and a further 24-week extension part (Part 3) for subjects who complete either Part 1 or Part 2. We plan to confirm the Part 2 dose based on a review of the Part 1 data (interim analysis) during 2024, and thereafter, plan to share Part 1 data at a medical conference in late 2024 or early 2025. The primary endpoint for PRESent-2 is the number of treated bleeds expressed as ABR during Part 2 (24 weeks of treatment with SerpinPC) compared to treated bleeds ABR during the observation period in subjects with HB who previously received “on-demand” treatment. (See Figure 3 below.) In July 2023, we dosed the first subject in PRESent-2.
Figure 3: Registrational development program for SerpinPC (PRESent-2 Hemophilia B without inhibitors)
PRESent-3 (AP-0103): PRESent-3 is a global, ongoing interventional study to evaluate the efficacy and safety of SerpinPC in subjects with severe HB with inhibitors. The study will have approximately 12 subjects who will receive 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for 48 weeks. The primary endpoint for PRESent-3 is the rate of treated bleeds expressed as an ABR during the 24 weeks of treatment with SerpinPC compared to the treated bleeds ABR during the observation period in subjects with HB with inhibitors. (See Figure 4 below.) In October 2023, we dosed the first subject in PRESent-3.
Figure 4: Registrational development program for SerpinPC (PRESent-3 Hemophilia B with inhibitors)
SerpinPC Phase 1/2a (AP-0101) Study
AP-0101 is an ongoing FIH adaptive design open-label multi-center Phase 1/2a study to investigate the safety, tolerability, pharmacokinetics, and efficacy of subcutaneous doses of SerpinPC in healthy male volunteers and subjects with severe hemophilia (HA and HB) who were not on prophylaxis. We reported results from Part 1 and Part 2 of AP-0101 in September 2021, Part 3 and Part 4 in December 2022, and more recently, Part 5 in December 2023 and February 2024. The results from Parts 1 to 5 are discussed below. Part 6 is ongoing.

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
•2 of 23 (8.7%) subjects had ADAs and remained on treatment without incident.
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
Part 3 and Part 4 Results (18-Month Extension)
All subjects who completed Part 2 elected to continue into the 18-month OLE of the Phase 2a study, which included Part 3 and Part 4. Part 5 is an additional sequential extension of the study, and the data is discussed below. We announced data from Part 3 and Part 4 in an oral presentation at the 64th American Society of Hematology (“ASH”) Annual Meeting on December 10, 2022 and an oral presentation at the 16th Annual Congress of European Association for Haemophilia and Allied Disorders (“EAHAD”) on February 10, 2023.
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
Part 5 Results (Additional 52-Weeks of Treatment)
We announced data from Part 5 in a poster presentation at the 65th ASH Annual Meeting on December 10, 2023, and an oral presentation at the 17th Annual Congress of EAHAD on February 10, 2024. All subjects who completed Part 4 elected to continue into Part 5 and receive 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for an additional 52 weeks. Four subjects discontinued treatment during Part 5; one due to femoral fracture, one due to lengthy travel away from study site, and two due to emigration.
•SerpinPC was well-tolerated throughout the additional 52-week treatment period. There were no SerpinPC-related adverse events and no thromboembolic events or treatment-related sustained elevations of D-dimer observed. There were no treatment-related discontinuations from Part 5. One subject discontinued treatment during Part 5 as a result of a femur fracture that was considered unrelated to study drug.
•1 of 20 (5%) subjects enrolled in Part 5 had a transient ADA response. There were no adverse events or changes in efficacy observed related to this finding.
•At 1.2 mg/kg of SerpinPC administered as a subcutaneous injection once every 2 weeks for an additional 52 weeks, the median all-bleeds ABR was reduced by 96% as compared to the median all-bleeds ABR prospectively measured during the pre-exposure observation period. A median all-bleed ABR of 1.0 was achieved for all subjects in Part 5. The median spontaneous joint bleeds ABR was reduced by 95% as compared to the median spontaneous joint bleeds ABR prospectively measured during the pre-exposure observation period. A median spontaneous joint bleed ABR of 1.0 was achieved for all subjects in Part 5. At the end of Part 5, only 2 subjects still had target joint bleeds.
•All breakthrough bleed events during the extension period were successfully managed with the subject’s usual replacement factor without dose adjustment and did not require adjustments to SerpinPC dosing.

Orexin Receptor 2 (OX2R) Agonist Program
We are advancing our oral orexin receptor 2 (OX2R) agonist program for the treatment of narcolepsy and other sleep-wake disorders with potential expansion into broader neurological disorders. In March 2023, we announced our development candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of narcolepsy and other sleep disorders. In October 2023, we shared a robust set of preclinical data which we believe support ORX750’s potential as a best-in-class oral OX2R agonist for these indications. Upon IND clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2024.
In addition to ORX750, we are exploring follow-up molecules for potential expansion opportunities into a range of broader neurological indications. We own worldwide rights to ORX750 and our follow-up molecules.
Disease Summary
Narcolepsy is a lifelong, chronic debilitating neurologic disorder that affects the brain’s ability to regulate the normal sleep-wake cycle. Narcolepsy symptoms usually start between 7-25 years of age, and diagnostic delays of 8-12 years are common. Narcolepsy is estimated to affect over 150,000 people in the U.S. and over three million people worldwide; however, there are several different estimates of the size of the population based on different epidemiological methods. It is estimated that less than 50% of affected patients are diagnosed.
Narcolepsy is classified as two subtypes, narcolepsy type 1 (NT1) and narcolepsy type 2 (NT2). NT1 is caused by the profound loss of orexin-producing neurons, which is hypothesized to occur via an autoimmune mechanism targeting the orexin/hypocretin neurons in the hypothalamus. Orexin, also known as ‘hypocretin’, is a key regulator of wakefulness and rapid eye movement (REM) sleep, and has also been implicated in metabolism, behavioral arousal, and mood. NT1 affects approximately 50% of narcolepsy patients and is characterized by low levels of orexin peptides in the brain as measured in cerebrospinal fluid (“CSF”) (orexin A <110 pg/ml), which results in a diverse set of symptoms that include excessive daytime sleepiness (EDS), sleep paralysis, hallucinations upon waking up or falling asleep, disturbed nighttime sleep, and cataplexy. Cataplexy events produce muscle weakness in particular areas of the body such as the face, neck, or limbs, and can result in a partial loss of muscle tone or full body collapse. Even in the case of a full body collapse, the individual remains fully awake and aware of their surroundings but is unable to move. Cataplexy events usually resolve within several minutes, and the individual regains full control of their muscles. Impaired attention, vigilance, and ability to focus are also commonly reported as symptoms in NT1. For some individuals with NT1, related symptoms such as insomnia, weight gain, mood fluctuations and depression can have a significant debilitating impact on their lives.
Narcolepsy without cataplexy is referred to as NT2. The NT2 population is more heterogeneous than NT1 and is associated with partial loss of orexin in approximately 30% of individuals. NT2 is estimated to affect approximately 50% of narcolepsy patients. Some individuals with NT2 progress over time to a diagnosis of NT1, with the onset of cataplexy and greater loss of orexin.
Idiopathic hypersomnia (“IH”) is a rare neurological sleep disorder affecting approximately 40,000 patients in the U.S. The primary feature of IH is EDS, characterized by daytime lapses into sleep, or an overwhelming need to sleep that persists even with adequate or prolonged nighttime sleep. Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” and suffer from severe and debilitating brain fog. No orexin deficiency has been observed in CSF from individuals with IH.
While prevailing treatment approaches may address some of the symptoms of NT1, there are no currently approved therapies that address the loss of orexin. The current treatment paradigm for narcolepsy typically involves a polypharmacy approach aimed to address the most predominant symptoms, which are EDS and cataplexy. There are now four treatments approved to treat both EDS and cataplexy, which are LUMRYZ (extended-release sodium oxybate) from Avadel Pharmaceuticals plc (“Avadel”), WAKIX® (pitolisant) marketed by Harmony Biosciences, and XYREM® (sodium oxybate) and XYWAV® (calcium oxybate; magnesium oxybate; potassium oxybate; sodium oxybate) marketed by Jazz Pharmaceuticals plc (Jazz). Only one medicine is approved for treatment of IH, which is XYWAV. Other medicines approved for the treatment of EDS in narcolepsy include SUNOSI® (solriamfetol) marketed by Axsome Therapeutics and several wake-promoting agents available as generics including modafinil, armodafinil, methylphenidate, and amphetamine salts.
All of these medications, except for WAKIX, are scheduled as controlled substances. All sodium oxybate drugs (Xyrem, Xywav, Lumryz) also have boxed warnings for risks of respiratory depression, abuse and dependence and are associated with nausea, headache, and dizziness. Adverse effects from amphetamines include irritability, hyperactivity, tremor, and mood changes; other stimulants are associated with undesirable side effects such as nausea, headache, and dizziness. Common side effects of modafinil (PROVIGIL®) and armodafinil (NUVIGIL®) include anxiety, headache, and nausea, and rare cases of life-threatening rash including Stevens-Johnson Syndrome (“SJS”) have been reported. Adverse effects of pitolisant (WAKIX) include insomnia, headache, dizziness, anxiety, and nausea, and patients should be monitored for prolongation of the QT interval. Despite the availability of these treatments, symptoms persist with 75% of narcolepsy patients continuing to experience EDS, and 50% of patients experiencing 1-2 cataplexy episodes per day. These examples highlight the unmet need for safe and effective treatment options for individuals with narcolepsy and IH.
Based upon public filings, revenue associated with oxybate products (Xyrem® and Xywav®) indicated for narcolepsy and IH was approximately $2 billion in 2023.
Orexin Science
Orexin agonists have long been sought as a therapeutic intervention that could directly address the underlying disease pathology of NT1, with the potential to re-activate orexin receptors which remain in the brain in postsynaptic neurons even after the loss of the natural orexin peptide, as shown in the figure below.

Figure 6: Schematic representation of the orexin neurotransmitter system.
Two orexin peptides, orexin A (OXA) and orexin B (OXB) (also called hypocretin-1 and hypocretin-2) have been identified, which activate two closely related orexin receptors, the Orexin Receptor-1 (OX1R) and Orexin Receptor-2 (OX2R). These receptors have different distribution patterns in the brain, suggesting they have distinct physiological roles acting through different neuronal pathways. Importantly, OXA and OXB both bind to OX2R with high affinity. OX2R knockout (KO) mice have shown clear narcolepsy-like phenotypes, with fragmentation of sleep-wake states and cataplexy-like episodes, while OX1R KO mice showed only mild fragmentation of sleep-wake cycles, suggesting a much stronger association of OX2R with narcolepsy symptoms. Similarly, dogs with naturally occurring mutations in the OX2R exhibit narcolepsy with cataplexy. This provided early evidence for OX2R agonists as a potential new therapeutic approach for the treatment of narcolepsy.
Data from early clinical studies conducted by Takeda Pharmaceuticals (Takeda) evaluating the first selective OX2R agonist, danavorexton, an intravenously administered OX2R agonist (TAK-925) and results from Phase 2 studies with TAK-994, the first orally administered OX2R agonist, published in the New England Journal of Medicine, support the therapeutic potential of OX2R selective agonists for the treatment of NT1. In the danavorexton studies, improvement in EDS was observed in individuals with NT1 using both objective (Maintenance of Wakefulness Test (“MWT”)) and subjective (Epworth Sleepiness Scale (“ESS”) and Karolinska Sleepiness Scale (“KSS”)) endpoints. Improvement in the Psychomotor Vigilance Test (PVT) was also reported, which measures functional alertness, and a potential signal was also seen in suppression of cataplexy in NT1, with no episodes occurring during treatment over 7 days. Improvements in EDS were also observed in individuals with NT2 in these studies, indicating that OX2R-selective agonists could also provide therapy for sleep disorders that involve partial or no impairment of the orexin system. Consistent with the danavorexton results in NT1, TAK-994 Phase 2 clinical studies in NT1 showed improvement in EDS using both MWT and ESS, as well as reduction in cataplexy. In October 2021, Takeda stopped its Phase 2 clinical studies of TAK-994.
Additional studies conducted with danavorexton also established an early PoC for the activity of OX2R agonists in acutely sleep-deprived healthy adults, which is a model of shift worker sleep disorder; in IH patients; and in patients with Obstructive Sleep Apnea (“OSA”) with residual EDS despite adequate use of Continuous Positive Airway Pressure (“CPAP”). We believe these data provide a strong rationale for clinical development of OX2R agonists for the treatment of NT1 as well as a broader range of indications where patients are symptomatic for EDS despite normal orexin levels which could potentially include Parkinson’s disease, atypical depression and other diseases.
Although orexin agonists have significant therapeutic potential, there has been a substantial gap in the development of orexin agonists primarily as a result of their complex medicinal chemistry. The development of small molecule orexin agonists requires highly complex medicinal chemistry to address a number of key challenges including the design of a brain penetrant molecule with a highly potent and selective chemical structure that can mimic the precise binding and activating properties of the native peptide, which is approximately seven-fold larger in size than the average small molecule CNS drug. Through a collaboration with Sosei Heptares, we gained exclusive access to a stabilized OX2R G protein-coupled receptor (“GPCR”) protein, known as StaR, which enabled the determination of three-dimensional structures of the OX2R bound to novel orexin agonists via X-ray crystallography, Cryo-EM and Biophysical Mapping. The StaR technology enabled our team to design ORX750 and our follow-up orexin agonists.

ORX750
Orexin receptor type 2

ORX750

Potent, highly selective orexin receptor type 2 agonist

Figure 7: Illustration of OX2R structure bound to ORX750 (shown in orange).
Various companies are performing research on orexin agonists for the treatment of sleep disorders, including Takeda Pharmaceutical Company Limited, Merck & Co., Inc., Jazz, Eisai Co., Ltd., and Alkermes plc.
ORX750, a highly potent, selective OX2R agonist
Overview
In March 2023, we announced our development candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of narcolepsy and other sleep disorders. In October 2023 at the World Sleep Congress, we shared a robust set of preclinical data that showed ORX750 is a highly potent and selective orexin agonist that closely mimics the function of the endogenous peptide. The preclinical data also showed that ORX750 has the potential to address the underlying pathophysiology of orexin neuron loss by restoring orexin neurotransmission in NT1 to promote wakefulness during the day and suppress cataplexy at levels that correspond to very low predicted human doses. In addition, the preclinical data support ORX750’s potential for expansion into broader sleep-wake disorders with normal orexin tone, including NT2 and IH. Upon IND clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2024.
In Vitro Data
In an in vitro fluorescent imaging plate reader (FLIPR) assay, in which activation of the human recombinant OX2 or OX1 receptors (hOX2R, hOX1R) was measured by calcium mobilization, ORX750 was shown to be a full agonist with high, subnanomolar potency (0.11 nM EC50) for hOX2R. This potency at hOX2R was near that of the native ligand orexin A (OXA), as shown in Figure 8. ORX750 was also shown to be highly selective for hOX2R with 9,800-fold selectivity over hOX1R. In other in vitro assays, ORX750 was shown to (1) activate the same intracellular pathways as OXA, (2) have similar in vitro potency at recombinant human, mouse, rat, dog and monkey OX2 receptors, and (3) display lack of off-target activity in selectivity and safety panels.

Figure 8: In vitro orexin receptor potency and selectivity profile for ORX750 and native ligand OXA. Agonist potencies were measured by FLIPR assay with Chinese hamster ovary (CHO) cells stably expressing recombinant human OX2R or OX1R; the EC50 of ORX750 at hOX2R = 0.11 nM. EC50 of OXA at hOX2R = 0.04 nM.
1.Pathhunter β-arrestin recruitment assay with CHO cells co-expressing ProLink (PK)-tagged OX2R and Enzyme Acceptor(EA)-tagged β-arrestin. 2. Human, mouse, rat, dog, monkey recombinant receptors in vitro. 3. Safety 47 and GPCRMax168 from >60 receptor families.
In Vivo Data
In vivo efficacy of ORX750 was tested in two established, highly translational NT1 mouse models, (orexin/ataxin-3 (“Atax”) and orexin-tTA;TetO diphtheria toxin fragment A (“DTA”)) that recapitulate the two predominant NT1 symptoms in humans: excessive sleepiness and cataplexy (Figure 9). Both of these models have been shown to be predictive of pharmacological activity at the OX2R in humans. The DTA mouse tends to show more severe symptoms than the Atax mouse, so both models were used to capture a wide range of NT1 symptom severity. In the Atax and DTA models, sleep-wake state was measured by electroencephalogram (EEG) and electromyogram (EMG) readouts with concurrent video. The data showed that ORX750 increased time awake to maximal levels in the 3 hours post dose (blue bars in Figure 9). The mice remained awake for 91% of the time after the lowest doses tested, 0.1 mg/kg, in the DTA mouse model. ORX750 also increased the length of time it took for the mice to return to sleep after dosing (orange bars in Figure 9). Figure 9 shows that ORX750 achieved a dose-dependent response in sleep latency in both models, starting at the lowest doses tested. The maximum effect observed was 5-fold greater over vehicle in Atax mice and 9-fold greater over vehicle in DTA mice.

Figure 9. ORX750 was shown to increase time awake to maximal levels and to induce an apparent dose-response in the latency to non-rapid eye movement (“NREM”) sleep in predictive NT1 mouse models (Atax and DTA mice).
As shown in Figure10, ORX750 suppressed cataplexy with a dose-dependent response, and with efficacy down to the lowest dose tested, 0.1 mg/kg in NT1 mouse models. The data showed that the number of cataplexy occurrences decreased with dose (blue bars in Figure 10). The maximum responses in decreasing the number of cataplexy episodes were 10-fold and 6-fold greater than vehicle levels, in the Atax and DTA mice, respectively. The latency to the first cataplexy episode also showed an increase with dose (orange bars in Figure 10). The maximum effect in increasing latency to cataplexy was 3-4-fold greater than after vehicle levels for both models. A follow-on study in the Atax mouse model showed that the suppression of cataplexy and the promotion of wakefulness were maintained after 14 days of treatment.

Figure 10. ORX750 was shown to suppress cataplexy in NT1 mouse models.
Additional data has shown that ORX750 was active in wild type (“WT”) mice, in which the orexin system is intact and functional, using the PiezoSleep assay. In this assay, physiologically relevant readouts based on body movement and breath rate have been validated to highly correlate with EEG-defined sleep-wake measures. The data showed that ORX750 increased wake time as shown in the orange bars in Figure 11 and increased the consolidation of wakefulness, depicted in the blue bars in Figure 11, in both WT and Atax colony mates, respectively. In WT mice, time awake increased in a dose-related manner and was evident at 1.0 mg/kg, the lowest oral dose tested. (Figure 11). In Atax mice, time awake achieved maximal efficacy during the 2 h post dose period down to 0.3 mg/kg, the lowest dose tested. A lower dose range was used for Atax mice versus WT mice because an increased sensitivity to orexin agonism was expected in NT1 models. Wakefulness was also consolidated after ORX750 in both Atax and WT mice; as the dose increased, wake bouts were longer and therefore, there were fewer of them. We believe the results in WT mice support the potential for indication expansion into sleep-wake disorders with normal orexin levels.
Figure 11. ORX750 promoted wakefulness in WT mice, in which the orexin system is intact and functional, and in Atax mice lacking orexin, after administration during the rest phase (5 h after light onset) in the PiezoSleep assay.
These preclinical data demonstrate that ORX750 has the potential to address the underlying pathophysiology of orexin neuron loss in NT1 and promote wakefulness during the day and suppress cataplexy, and we anticipate efficacy at levels that correspond to very low predicted human doses. In addition, the preclinical data support ORX750’s potential to address EDS associated with other sleep-wake disorders with normal orexin levels, including NT2 and IH. Lastly, the preclinical pharmacokinetic (PK) profile of ORX750, informed by PK testing in multiple species including non-human primates, suggests the potential for ORX750 to have high, sustained brain exposure to increase wakefulness throughout the day, and the potential for early onset of action. These data provide a strong translational foundation for clinical development. Upon IND clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2024.

LockBody Technology Platform
Leveraging our proprietary LockBody® technology, we are pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. Our LockBody technology platform is intended to allow for the simplified and accelerated development of LockBody constructs (a “LockBody”). A LockBody is designed to be a conditionally-active antibody drug with the potential to engage powerful immune pathways in diseased tissue, but not in non-diseased tissue or the periphery, where the drug’s action is often unwanted.
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
Figure 12: In the ‘locked’ state a LockBody is designed to be stable in solution and not bind to the Contingent Fab target.
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
Figure 13: After unlocking, e.g., through incubation with TME-associated proteases, the complementarity-determining regions (“CDRs”) of the Contingent Fab are exposed and are designed to bind to their target.
We believe our LockBody technology platform has the following advantages compared to other therapeutic modalities:

•Our LockBody technology platform is designed to enable a potential for dramatically enhanced therapeutic index. A LockBody is designed to ‘unlock’ when two criteria are met: the presence of the binding target of the constitutively-active, upper Fabs and a highly proteolytic environment. With the appropriate choice of tumor-associated antigen, we believe this dual requirement has the potential to significantly widen the therapeutic index and to provide access to the most potent effector mechanisms.
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
LB101, a PD-L1xCD47 LockBody
Overview
LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, is our first product candidate using our proprietary LockBody technology. LB101 has two anti-CD-47 domains blocked by two anti-PD-L1 domains, with proprietary human IgG-derived hinges linking the anti-CD47 and anti-PD-L1 domains. The cell-killing mechanism of action, in this case CD47, is designed to be blocked by the PD-L1 tumor targeting domain until the proprietary human IgG-derived hinges are naturally degraded in the TME, thus unlocking and activating the CD47 effector function activity in the tumor. LB101 is in a Phase 1/2a FIH clinical trial for the treatment of solid tumors.
Figure 14: The LB101 construct is designed to remain ‘locked’ in the periphery such that the CD47-binding contingent Fab remains inactive. The anti-PD-L1 constitutive Fab is designed to target LB101 to the TME. After proteolytic ‘unlocking’ in the TME, the anti-CD47 contingent Fab is designed to engage with its target.
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

Figure 15: In vivo data in a MC38 hPD-L1+ syngeneic mouse model demonstrated significantly improved activity with durable responses for single-agent LB101 (26 of 32 tumors eradicated across two doses) compared to isotype control IgG (0 of 16) and atezolizumab (4 of 32 across two doses).
In September 2022, we shared data from non-Good Laboratory Practice (“GLP”) repeat dose, dose range finding, and the GLP repeat dose safety toxicology studies performed with LB101 in cynomolgus monkeys. These data did not reveal any LB101-related toxicity following repeated weekly intravenous doses of LB101 at levels up to 50 mg/kg over 4 weeks. Of note, no anemia, thrombocytopenia or LB101-related changes in cytokine levels were observed in animals administered up to 50 mg/kg of LB101.

Figure 16: Doses up to 50mg/kg of LB101 in non-human primates showed no effect on key hematological parameters.
Following clearance of our IND from the FDA in January 2023, we initiated a Phase 1/2a FIH, open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in participants with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in participants with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023.
We are investigating additional LockBody constructs which are in preclinical development, including LB206, an investigational conditionally bivalent PD-L1xCD3 bispecific monoclonal antibody for the treatment of solid tumors.

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
We are aware of several programs under development as potential treatments for solid tumors, including those which utilize CD47 with or without PD-L1 to target tumor cells. These include ALX Oncology Holdings, developing SIRP receptor-Fc fusion + IgG combinations; Light Chain Bioscience, developing CD47 bispecific antibodies; and Innovent Biologics, Inc., developing a PD-L1xCD47 bispecific.
We are also aware of CD3 programs under development, including those which utilize CD3 with or without PD-L1 to target tumor cells. These include Takeda, Sanofi, Harpoon Therapeutics, Inc., and CytomX Therapeutics, Inc.
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
Our UK business is operated by Centessa Pharmaceuticals (UK) Limited, (“CPUK”), (formerly Centessa Limited) directly and, in respect of the SerpinPC program, through its wholly owned UK subsidiary, ApcinteX Limited. In mid-2023, we implemented a corporate consolidation of our UK businesses in order to simplify our administrative operations, obtain operational efficiencies and generate administrative cost savings and improve the overall control environment. This has resulted in the business and assets of our UK subsidiaries, Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited being transferred to Centessa Pharmaceuticals (UK) Limited. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. We intend to dissolve Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited over the coming months using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. CPUK is a wholly owned subsidiary of Centessa Pharmaceuticals plc. CPUK was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
Our U.S. business is operated by our US subsidiary, Centessa Pharmaceuticals LLC (formerly Centessa Pharmaceuticals, Inc.) (“CPLLC”). CPLLC was incorporated as a Delaware corporation in 2020 and was converted to a Delaware Limited Liability Company on June 29, 2023.
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
Competition
The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We face, and will continue to face, competition from companies focused on the same or similar therapeutic areas. We expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions, governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and recruiting patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do. The key competitors for our programs are described in the respective sections.
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract development and manufacturing organizations (“CDMOs” or “CMOs”), for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of our product candidates. Other than as discussed below, we have not entered into long-term agreements with our current CMOs. We generally intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our CMOs. Our dependence on CMOs exposes us to many risks and exposures including those listed under the caption “Risk Factors - We could experience manufacturing problems that result in delays in our development or commercialization of our programs or otherwise harm our business.”
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

Our success will depend on our ability to obtain and maintain patent and other proprietary rights protecting our commercially important technology, inventions and know-how related to our business, defend and enforce our current and future issued patents, if any, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our intellectual property portfolio. We seek to obtain U.S. and non-U.S. patent protection, and endeavor to promptly file patent applications for new inventions with potential commercial value.
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
Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office (“USPTO”) to determine priority of invention.
Centessa Pharmaceuticals (UK) Limited
As of December 31, 2023, following an internal reorganization, our subsidiary, Centessa Pharmaceuticals (UK) Limited (“CPUK”):
i.owned three pending U.S. patent applications, ten pending non-U.S. patent applications, and six pending PCT international applications in connection with its orexin program. The orexin-related patent portfolio includes claims directed to OX2R agonists and uses thereof. The pending patent applications, if issued, are expected to expire between 2041 and 2043, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
ii.owned two pending U.S. provisional applications, two pending U.S. applications, one U.S. patent, two pending PCT applications, and 20 pending non-U.S. patent applications in connection with its LockBody® technology platform. The LockBody® technology platform patent portfolio includes composition of matter and method of treatment claims directed to CD47 agents, CD3 agents, CD28 agents and CD89 agents. Also included, are two pending U.S. patent applications, three U.S.patents, 20 pending non-U.S. applications, and one non-U.S. patent comprising composition of matter and/or method of treatment claims directed anti-CD47 antibodies. The pending patent applications, once nationalized, where applicable, and if issued, are expected to expire between 2038 and 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
iii.owned one issued U.S. patent, eight pending U.S applications, 87 pending non-U.S. applications, two granted non-U.S. patent, and five pending PCT applications in connection with its ZF874 program. This patent portfolio includes composition of matter claims directed to ZF874, polymorphs thereof and variants thereof, method of treatment claims with ZF874, and method of manufacturing claims related to ZF874. The pending patent applications, once nationalized and if issued, are expected to expire between 2039 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
iv.owned two pending U.S. patent applications, two issued U.S. patents, three issued non-U.S. patents, and three pending foreign patent applications, which include claims directed to compositions and methods of use of the lead anti-LIGHT antibody. The issued patents, which includes composition of matter claims, pharmaceutical composition claims and method of use claims with the lead anti-LIGHT antibody, expires in 2038, and the pending patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

v.owned one pending U.S. patent application and 12 pending non-U.S. patent applications with claims directed to compositions and methods of use of the lead anti-BDCA2 antibody, which it has licensed to AnaptysBio Inc. The pending patent applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees; and
vi.owned one pending U.S. patent application and five pending non-U.S. applications with claims directed to compositions and methods of use of anti-PD-L1 antibodies. The pending patent application, once nationalized and if issued, is expected to expire in 2040, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
ApcinteX
As of December 31, 2023, ApcinteX has a license to two issued U.S. patents, 50 issued foreign patents, including in France, Germany, UK, China, Japan and Australia, and two pending foreign patent applications. ApcinteX’s licensed patent portfolio have claims directed to SerpinPC composition of matter, compositions of matter of other serpin variants, and method of use of SerpinPC. The issued patents expire in 2034, and the pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Intellectual Property License Agreements
ApcinteX Limited License Agreement
In December 2016, ApcinteX entered into an Exclusive Patent and Non-Exclusive Know-How License Agreement (“ApcinteX License Agreement”) with Cambridge Enterprise Limited (“CE”), which is a company wholly owned by the University of Cambridge. Under the License Agreement, ApcinteX obtained from CE an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain requirements) license under certain patent rights and technical information, know-how and materials specific to modified serpins for the treatment of bleeding disorders, or the Exclusive Know-How, for the field of development, manufacture and sale of licensed products, processes or uses, or Licensed Products, for the diagnosis, prognosis and treatment of human disease. ApcinteX also obtained a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain requirements) license to additional technical information, know-how and materials, or the Non-Exclusive Know-How for the development, manufacture and sale of Licensed Products in the field. The licensor has, in accordance with its standard practice, retained an irrevocable, worldwide, royalty-free right to use the licensed patents and know-how for publication, teaching, academic research, and clinical patient care, but specifically excluding any commercial use or exploitation on behalf of the inventors and the University of Cambridge and other associated institutions.
ApcinteX is obligated to pay to CE an annual license fee equal to low double-digit thousands of pounds sterling, and for each Licensed Product, total aggregate milestone payments in the upper hundreds of thousands of pounds sterling upon meeting certain clinical and approval milestones. Upon commercialization of any Licensed Products, ApcinteX is obligated to pay to CE a flat low-single digit royalty based on ApcinteX’s and its sublicensees’ net sales. In countries where valid claims exist under the licensed patents, royalties are payable once on a Licensed Product-by-Licensed Product and country-by-country basis until there are no more valid claims under the licensed patents in the relevant country, subject to a customary step-down if ApcinteX considers it necessary to obtain a license to third party patents.
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
CPUK License Agreement with Heptares Limited in connection with Orexin Program
In January 2019, Heptares Therapeutics Limited entered into a license, assignment, and research services agreement with Centessa Pharmaceuticals (Orexia) Limited (“Orexia”), which was amended and restated in 2020 (together the “Agreement”), relating to certain specific molecules with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Heptares assigned to Orexia all of Heptares’ right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Heptares granted to Orexia an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Heptares must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
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
Orexia may terminate the agreement at any time following the expiration or termination of the research program. In addition, customary termination rights exist for both parties for breach and insolvency. In the event of termination, all licenses automatically terminate. The term of the agreement is until the later of: (i) the expiration of the last to expire patent within the licensed intellectual property; (ii) the expiration of the royalty term; and (iii) the fifteenth anniversary of the effective date. Upon expiration, with respect to any given Molecule, the license granted to Orexia shall become perpetual, irrevocable, and fully-paid up. In 2023, in connection with an internal reorganization, Orexia assigned the Agreement to CPUK.
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
Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For our drug product candidates regulated under the FDCA, FDA must approve a New Drug Application (“NDA”). For our biologic product candidates regulated under the FDCA and PHSA, FDA must approve a BLA. The process is similar and generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;

•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
•approval of the protocol and related documentation by an Institutional Review Board (“IRB”), or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with the FDA’s Good Clinical Practice (“GCP”), requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the investigational product for each proposed indication;
•preparation and submission to the FDA of an NDA or BLA after completion of all pivotal trials;
•payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice (“cGMPs”) requirements to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of the clinical trial sites that generated the data in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.
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
•Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or BLA.
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
FDA Marketing Application Review Process
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.
In addition, under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within 60 days after an End-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA generally does not apply to a drug or biological product for an indication for which ODD has been granted.
In the United States, the FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA makes a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA for a new molecular entity or BLA and respond to the applicant, and six months from the filing date of an original NDA for a new molecular entity or BLA that has been granted priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.
Further, under PDUFA, as amended, each NDA or BLA must be accompanied by an application fee, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. FDA adjusts these PDUFA fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
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
Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety or efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”) to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
If a product that has received ODD and subsequently receives the first FDA approval for that drug or biologic for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years from the approval of the NDA or BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and development expenses and a waiver of the NDA or BLA application fee.
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
A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for a rolling review once a marketing application is filed, meaning that the FDA may initiate review of sections of a Fast Track product’s application before the application is complete upon satisfaction of certain conditions.
In addition, a new drug or biological product may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and the FDA’s organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
Any product submitted to the FDA for approval, including a product with Fast Track, or Breakthrough Therapy designation, may also be eligible for priority review. A product is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness. For an original NDA for a new molecular entity or a BLA, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).
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
For drugs and biologics granted accelerated approval, the FDA generally requires sponsors to conduct, in a diligent manner, adequate and well-controlled post-approval confirmatory studies to verify and describe the product’s clinical benefit and, under FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of accelerated approval. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis, and under FDORA, the FDA has increased authority for such expedited withdrawal procedures. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless the FDA informs the applicant otherwise.
Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but they may expedite the development or review process.

Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if: (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.
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
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•mandated modification of promotional materials and labeling and issuance of corrective information;
•fines, warning letters, or untitled letters;
•holds on clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.
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
•a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
•a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
•any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.
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
In addition, both drugs and biologics can obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety for biologics and drugs, and for drugs to patent terms. Pediatric exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
United States Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively (“ACA”), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to the review and approval of biosimilars in the United States. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biological product determined to be interchangeable with a branded reference product for any condition of use is also eligible for a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. This exclusivity period, which may be shared among multiple first interchangeable products, lasts until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6)

against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). Whether biosimilar products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies will be determined by state pharmacy law.
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
Other United States Healthcare Laws
Healthcare providers and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufacturers. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:
•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;
•The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
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
•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Regulation. The Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (“Concerned Member States”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.
We plan to apply for renewal of our SME status with the EMA as a small and medium-sized enterprise (“SME”). If we obtain renewal of our SME status with the EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.
European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two main types of MAs:
•The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). The centralized procedure is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
European Union Data and Market Exclusivity
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
European Union orphan designation and exclusivity
In the EU, on recommendation of the EMA’s Committee for Orphan Medicinal Products, the European Commission grants orphan designation to a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than 5 in 10,000 persons in the EU, when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition.
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
European Union pediatric investigation plan
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan (“PIP”), with the EMA’s Pediatric Committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA with the results of pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate (“SPC”) extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
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
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
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
Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom
The UK officially withdrew from the EU on January 31, 2020 and the EU and the UK signed a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). However, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK’s medicines regulator published details of its legislative proposals designed to improve and strengthen the United Kingdom clinical trials legislation on March 21, 2023. The legislative proposals were published in response to a consultation which ran from January 17, 2022 to March 14, 2022. The MHRA will now work with lawyers to draft such new legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned below which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee, on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.
Great Britain is no longer covered by the EU’s procedures for the grant of MAs (Northern Ireland is currently covered by the centralized authorization procedure and can be covered as a CMS under the decentralized or mutual recognition procedures). A separate MA will be required to market drugs in Great Britain. On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. Various national procedures are now available to place a product on the market in the UK, Great Britain, or Northern Ireland. The MHRA offers a 150-day assessment timeline for all high quality applications for a UK, Great Britain or Northern Ireland MA. The 150 day timeline does not, however, include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.
Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-MA orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MA application for a UK or Great Britain MA. The criteria for orphan designation are the same as in the EU, except they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the condition must be no more than 5 in 10,000 persons in Great Britain).
Cybersecurity and Personal Data Processing
The collection, use, transfer, disclosure, retention, security and other processing of personal data (including, without limitation, clinical trial data and other personal health data) (collectively, “Process” or “Processing”) may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose potentially conflicting obligations. For example, in Europe, the collection and use of personal data, including health related data, is governed by the European Union’s General Data Protection Regulation (EU) 2016/679 (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law (“UK GDPR”). In this Annual Report on Form 10-K, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that are Process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers (such as clinical trial sponsors) of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” Processing, expanded the scope of rights data subjects can exercise, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection for personal data, like the U.S. Such transfers of personal data outside of the EEA require the use of a valid “transfer mechanism”, the carrying out of a transfer impact assessment and, in many cases, the implementation of supplementary technical, organizational and/or contractual measures. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to 20 million euros (£17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal data in certain circumstances and confers a private right of action on both data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and claim material and non-material damages resulting from infringement of the GDPR.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. In California, the CCPA was enacted in June 2018, became effective on January 1, 2020, and was modified by the California Privacy Rights Act, which became effective on January 1, 2023. The CCPA broadly defines personal information, and created individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires a covered business to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is a broad exception for protected health information that is subject to HIPAA, as well as clinical trial information, the CCPA may impact certain of our personal information processing activities if we become a "Business" regulated by the scope of the CCPA.
In addition to the CCPA, new privacy and data security laws have been passed or proposed in numerous other states, reflecting a trend toward more stringent privacy legislation in the U.S. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
Given the breadth and depth of changes in data protection obligations, achieving and maintaining compliance with applicable data protection laws and regulations such as the EU/UK GDPRR and CCPA will require significant time, resources and expense, and we may be required to put in place new or additional mechanisms to ensure compliance with current, evolving and new data protection requirements. This may be an onerous undertaking and adversely affect our business, financial condition, results of operations and prospects.
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
Employees and Human Capital
As of March 1, 2024, we had an aggregate of 76 full-time employees. 33% of our employees have M.D. or Ph.D. degrees. Within our workforce, 48 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

Our Human Capital resource objectives include assessing our workplan needs based on our goals and selectively sourcing the market for talent based on capabilities, experiences and fit with the Centessa culture. As a company we have identified four key values to support our company culture and objectives: Innovation, Integrity, Accountability and Teamwork. These values are part of the identification, recruitment, and onboarding of employees. Our total compensation strategy is grounded in our goal-setting process, and we believe in a performance-based system with differentiation based on outcomes. In addition to our cash compensation, which includes annual bonuses, we have an equity program which enables our Compensation Committee to allocate, at its discretion, equity to all new hires and provides the opportunity, at the discretion of the Compensation Committee, for all employees to receive equity annually. Allocation of equity is based upon performance but also considers long term talent retention. We believe that the granting of stock-based and cash-based compensation awards drives shareholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.
As a global company, we believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. Our employee population is currently 49% female and 51% male. Inclusion is supported through the frequency of town hall meetings, access to Executive “coffee chats” and purposeful team meeting designs. In addition, we support our senior leadership with ongoing training and feedback, and help them understand diversity of style and communication techniques. Employee development is supported through access to virtual learning workshops focused on goal setting, managing work/life balance, and communication techniques. Recently we launched our Value Centric recognition plan which is aimed at reinforcing the values we believe make our company great.
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
As part of our business strategy, we may expand our product candidate pipeline through in-licenses or acquisitions of discovery or development-stage assets or programs, which entails additional risk to us. While we believe our asset-

centric approach offers an attractive platform for these transactions and for founder subject-matter experts and potential partners, our approach is unique and we may not be able to attract or execute transactions with founder-subject matter experts, sellers, licensors or collaborators who may choose to divest to or grant license to companies that employ more traditional licensing and collaboration approaches. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing product candidates that ultimately do not provide a return on our investment. We may terminate programs in the future if they do not meet our criteria for advancement.
A single or limited number of programs, developmental assets or product candidates may comprise a large proportion of our value.
A large proportion of our value may at any time reside in a limited number of our programs and/or developmental assets or product candidates. Our consolidated financial condition and prospects may be materially diminished if the clinical development or potential commercialization prospects of one of our product candidates or programs or one or more of the intellectual property rights held by us become impaired. Furthermore, a large proportion of our consolidated revenue may at any time be derived from one, or a small number of, licensed technologies, and termination or expiration of licenses to these technologies would likely have a material adverse effect on our consolidated revenue. Any material adverse impact on the value of intellectual property rights or the clinical development of product candidates or programs, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.
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
In January 2021, we acquired the ownership interests of our Centessa Subsidiaries. These Centessa Subsidiaries have historically operated as independent entities with generally separate management and operational teams. As a result, we have needed to expend significant resources and efforts in integrating the operations of these Centessa Subsidiaries into our larger organization, and such integration activities may be challenging due to the number of Centessa Subsidiaries acquired and the heterogeneity of their historical operations. For example, these Centessa Subsidiaries’ programs span a range of therapeutic modalities and are designed to address a variety of disease areas. In addition, the Centessa Subsidiaries have conducted their business in a variety of jurisdictions in the U.S. and Europe. All of our Centessa Subsidiaries have had historical relationships with different licensors, contract organizations and other third-party vendors.
Each Centessa Subsidiary has historically had its own operational, legal, financial and management controls, reporting systems and procedures and integrating such controls, reporting systems and procedures may be challenging and we may not be successful in doing so. We believe certain synergies may be achieved by harmonizing the operational, legal, financial and management controls, reporting systems and procedures but we may not be successful in our harmonization efforts and this may result in not only being unable to take advantage of synergies but expose us to additional operational, legal and financial risks and exposures associated with several levels of disparate systems and procedures. With limited resources, historically the Centessa Subsidiaries may not have dedicated sufficient resources to ensure its operational, legal, financial and management controls, reporting systems, compliance and other procedures met required standards and this may expose us to historical non-compliance investigations and liabilities, which may have a material adverse effect on our operations.

In mid-2023, we implemented a corporate consolidation of our U.S. and UK businesses in order to simplify our administrative operations, obtain operational efficiencies, generate administrative cost savings and improve the overall control environment. This reorganization transferred the business operations and assets of our UK subsidiaries (Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited) to Centessa Pharmaceuticals (UK) Limited. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. We intend to dissolve Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited over the coming months using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. CPUK, a wholly owned subsidiary of Centessa Pharmaceuticals plc, was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
As of March 1, 2024 we had 76 employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of March 1, 2024, we had 76 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”), the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in Acute Myeloid Leukemia (“AML”). Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio, Inc. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
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
Our operations to date have been limited to organizing and staffing our company, business planning, developing our operating model, raising capital, acquiring our technology, identifying potential product candidates, establishing collaborations and undertaking preclinical studies and clinical trials of our most advanced product candidates. As an organization, we have not yet demonstrated a track record of completing pivotal and/or Phase 3 trials of our product candidates, obtaining marketing approvals, manufacturing a commercial-scale product or conducting sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in October 2021 we entered into the Oberland Capital Financing Agreement (See Note 6 – “Debt” for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with Leerink, under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of December 31, 2023, we had $256.5 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments to fund its operations into 2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), which the Company did not exercise, and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at December 31, 2023 was 13.4% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules from other available treatment options including other molecules in development.
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have two product candidates that are in clinical development— SerpinPC and LB101. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, certain other orexin agonist programs have reported visual disturbances, drug induced liver injury (“DILI”) and other side-effects during clinical trials. If ORX750 is progressed into the clinic, there is no guarantee that ORX750 will not demonstrate the same or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the MAD stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory/fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio Inc. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include, without limitation:
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including PRESent-5, the observational feeder study, PRESent-2 and PRESent-3 and studies or trials of LB101 and any other LockBody candidates, ORX750 and other orexin agonist molecules and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Israeli-Hamas conflict and tensions in U.S.-China relations.
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
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability and geopolitical conflicts such as the Russia-Ukraine war, the Israel-Hamas conflict and tensions in U.S.-China relations.
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
We have received orphan drug designation for SerpinPC in the United States for the treatment of HB, with or without inhibitors, and may in the future seek orphan drug designation for certain of our other product candidates, but we may be unable to maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition which either affects not more than 5 in 10,000 persons in the EU when the application for orphan designation is made, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment which is authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by the condition.
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
We also decided to discontinue development of ZF874 for the treatment of AATD following a report of an adverse event involving elevated liver enzymes in a PiMZ subject dosed with 5 mg/kg BID of ZF874 in our Phase 1 study. In November 2021, we reported that elevated liver enzymes were observed in a subject dosed with 15 mg/kg BID of ZF874 in the first cohort of patients within Part B of the Phase 1 study. Based on the results of the Phase 1 study observed to date, we concluded that ZF874 was unlikely to achieve the desired target product profile.
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
Additionally, if any of our product candidates receives marketing approval, FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:
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
Currently, certain of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development. We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance cGMP, GLP and GCP requirements, for any studies that we conduct post-approval. In addition, manufacturers are required to comply with applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
We currently conduct and expect to continue to rely on third parties such as contract development and manufacturing organizations, or CDMOs, and contract research organizations, or CROs, to manufacture our products and conduct our clinical trials. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without assistance of third parties.
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
While we will have agreements governing their activities, our CROs will not be our employees, and we will not be able to control whether or not they devote sufficient time and resources to our future preclinical and clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. CROs also may use our proprietary information and intellectual property in such a way as to result in litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, the clinical data generated in our clinical trials may be deemed unreliable, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. If our CROs become subject to regulatory investigations or sanctions or are otherwise prevented or restricted from performing their business, this may result in a material delay to our development and/or commercial activities, add significant additional cost, require that we move our non-clinical and/or clinical development activities to alternative vendors, in each case, which may materially and adversely impact our ability to conduct our clinical trials and/or develop or commercialize our products in a timely manner or at all. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
The manufacturing processes our CMOs use to produce our and our affiliates’ product candidates are complex. Several factors could cause production interruptions, including inability to develop novel manufacturing processes, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers, including acquisition of the supplier by a third party or declaration of bankruptcy. The expertise required to manufacture these product candidates may be unique to a particular CMO, and as a result, it would be difficult and time consuming to find an alternative CMO. If our CMOs become subject to regulatory investigations or sanctions or are otherwise prevented or restricted from performing their business, this may result in material delay or other disruption to our development and / or commercial activities, add significant additional cost, require that we move our non-clinical and/or clinical development and/or manufacturing activities to alternative vendors, in each case, which may materially and adversely impact our ability to develop and manufacture our product candidates, conduct our clinical trials and/or commercialize our products in a timely manner, or at all, or result in unacceptable additional costs.
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
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or any other regulatory authority, result in higher costs (including resulting from batch failures) or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied. Moreover, because each of our Centessa Subsidiaries has a separate manufacturing process for their programs, we will not benefit from any synergies related to manufacturing costs. We may also face logistical problems in managing different CMOs and processes for all of our Centessa Subsidiaries.
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
Risks Related to Non-Human Primate (“NHP”) Supply
Consistent with various rules, regulations and cGMP requirements, our ability to advance our preclinical programs and successfully develop our product candidates requires access to animal research models sufficient to assess safety and in some cases to establish the rationale for therapeutic use. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our preclinical programs and successfully develop our product candidates and this could result in significant harm to our business. During the COVID-19 pandemic, researchers and CROs (including those engaged by us) experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. Prior to the pandemic, China was the leading exporter of NHPs employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. Consequently, this has further exacerbated an already constrained NHP supply for research purposes. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our preclinical research programs, if the price of NHPs that are available increases significantly, or if our suppliers are unable to ship the NHPs in their possession that are reserved for us, our ability to advance our preclinical programs and successfully develop our preclinical candidates may be materially adversely affected or significantly delayed.
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in our Annual Report on Form 10-K.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in our Annual Report on Form 10-K.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law with effect from January 2021 (“UK GDPR”). In this Annual Report on Form 10-K, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise.
Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data, which increase our obligations (including with respect to clinical trials conducted in the EEA or the UK), such as: limiting permitted Processing of personal data to only that which is necessary for specified, explicit and legitimate purposes; requirements to conduct data protection impact assessments, requiring the establishment of a legal basis for Processing personal data; adopting a broad definition of personal data to possibly include ‘pseudonymized’ or key-coded data; creating obligations for controllers and processors to appoint data protection officers in certain circumstances; imposing stringent transparency obligations to data subjects, which requires more detailed notices for clinical trial subjects and investigators; introducing the obligation to carry out data protection impact assessments in certain circumstances; establishing limitations on the collection and retention of personal data through ‘data minimization’ and ‘storage limitation’ principles; establishing obligations to implement ‘privacy by design’; introducing obligations to honor increased rights for data subjects; formalizing a heightened and codified standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when working with third-party processors or joint controllers; imposing mandatory data breach notification requirements; and mandating the appointment of representatives in the UK and/or EU in certain circumstances. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information), which is relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators.
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that are not considered by the European Commission and UK government as providing an adequate level of protection to personal data, like the United States in certain circumstances (so-called “third countries”). These transfers are prohibited unless an appropriate transfer safeguard mechanism specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and/or the UK International Data Transfer Agreement/Addendum approved by the UK government, or a derogation applies. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. These transfer restrictions and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs and UK IDTA. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have adopted and implemented certain processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in increased exposure to regulatory actions, substantial fines and injunctions against processing personal data subject to European data protection laws. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance programs could require us to amend our processes and procedures to implement different compliance measures for the UK and EEA. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the EEA, we could be investigated by, and ultimately fined by the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The amendments introduced by the CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that specifically regulate biometric data. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

In other foreign jurisdictions in which we operate or have operated (including sponsoring past, present or future clinical trials), such as, without limitation, Canada and Georgia, we may also be subject to stringent Data Protection Requirements. In Canada, for instance, Quebec’s new comprehensive data protection law recently entered into force and is expected to have far-reaching effects.
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
We are comprised of multiple portfolio operating entities, many of which were previously unrelated to the others and operated independently. Accordingly, the particular application of Data Protection Requirements may vary significantly across our group; as may the approach adopted by, and success of, relevant members of our organization to comply with relevant Data Protection Requirements. The design, implementation, consolidation and harmonization of Processing operations, and relevant systems and facilities, across our company may cause us to incur significant expense, even where relevant members of the group are located within the same jurisdictions. These efforts could adversely affect our financial results.
Furthermore, the risks resulting from potential failure to comply, or perception of failure to comply, with Data Protection Requirements may vary significantly across our group.
As early-stage companies, many of our operating companies were not at a level of maturity in relation to efforts to achieve compliance with Data Protection Requirements and the structuring of Processing operations, which would ordinarily be expected of an operating company that is a subsidiary of a publicly-traded company. Despite the benefits of our corporate restructuring initiative, there may be residual risk associated with one or more of our Subsidiary companies as a result of its or their failure to comply, or perception of failure to comply, with Data Protection Requirements.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the complaints set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
As of December 31, 2023, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
We do not know whether an active, liquid and orderly trading market will develop for our ADSs or what the market price of our ADSs will be and, as a result, it may be difficult for you to sell your ADSs.
Although our ADSs are listed on The Nasdaq Global Select Market, an active trading market for our ADSs may never develop or be sustained. You may not be able to sell your ADSs quickly or at the market price if trading in shares of our ADSs is not active. As a result of these and other factors, you may be unable to resell your ADSs at or above the price at which you purchased them. Further, an inactive market may also impair our ability to raise capital by selling additional ADSs and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ADSs as consideration.

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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 60.5% of our voting shares as of December 31, 2023. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of December 31, 2023, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,252,636 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We previously had material weaknesses in our internal control systems over financial reporting, which have been remediated; however we may identify additional or new material weaknesses in the future that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud. We will need to continue to invest time and resources in the design, implementation and maintenance of internal controls.
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
We face significant risks associated with our recently implemented company-wide ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
We implemented a company-wide new enterprise resource planning (“ERP”) system in March 2023 to upgrade certain existing business, operational, and financial processes. The ERP system was implemented to position the Company for long-term growth, further enhance operating efficiencies and provide more effective management of our business operations, including inventory control, purchasing and supply chain management, and financial reporting and internal controls. Implementing the new ERP system has been costly and has required, and may continue to require, the investment of significant personnel and financial resources. The ERP system could expose us to additional risks inherent in the conversion to any new IT system, including the loss of information, disruption to our normal operations, and changes in accounting procedures which could result in potentially higher costs than we had incurred previously, divert management’s and employees’ attention and resources and could materially adversely affect our ability to develop product candidates, launch products, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. While the ERP system is intended to further improve and enhance our information management systems, the ongoing implementation of this new ERP system exposes us to the risks of integrating that system with our existing systems and processes, including possible disruption of our financial reporting. Any of these consequences could have a material and adverse effect on our operations and financial condition.
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
While we believe we were not a PFIC for 2023, it is uncertain whether we or any of our Centessa Subsidiaries were, are, or will be treated as a PFIC for U.S. federal income tax purposes for any past, current or subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Until we generate sufficient revenue from active licensing and other non-passive sources, there is substantial risk that we will be a PFIC under the PFIC income test; our operations currently generate limited amounts of non-passive income.
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
The Takeover Code provides a framework within which takeovers of companies which are subject to the Takeover Code are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:
•in connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer;
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
General Risk Factors
Business interruptions resulting from the Russia-Ukraine war, the Israel-Hamas conflict, tensions in U.S.-China relations, or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
Geo-political conflicts including the Russia-Ukraine war and the Israel-Hamas conflict and tensions in U.S.-China relations may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in the applicable countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We recognize the importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, privacy, and availability of our data. We have implemented and integrated into our broader risk management framework a cybersecurity risk management program designed to promote a company-wide culture of cybersecurity risk awareness and management. Our cybersecurity risk management program includes a number of components, including periodic system audits and ongoing monitoring of critical risks from cybersecurity threats supported by third-party providers and technologies as well as automated tools. This process is designed to evaluate, assess, identify, and manage cyber risks in alignment with our business objectives and operational needs. In support of those efforts, we leverage a managed service provider (“MSP”) and also engage with other third-party providers, consultants, and auditors to support our cyber risk management program, including periodic engagement of third parties to conduct security assessments and testing related to our computer systems. We have a process to implement mitigation plans to monitor and address identified cyber risks. Additionally, we have implemented an employee education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts. We have implemented a process for this training to be included during the employee onboarding process and periodically thereafter.
We rely on our vendor network to enable the performance of core research and development activities, including clinical trials. As part of our cybersecurity risk management program, we therefore maintain processes to, prior to onboarding and periodically thereafter, assess and review vendor standards around cybersecurity, incident management, and personal data processing, as applicable. Additionally, as appropriate, we include security requirements in vendor contracts.
We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks. For more information on our cybersecurity-related risks, see “Our internal computer systems have suffered, and our collaborators or other contractors or consultants may suffer from security breaches, which could result in a material disruption of our product development programs,” in Item 1A “Risk Factors.”
Governance
The Board of Directors has responsibility for oversight of cybersecurity risk management. As part of our enterprise risk management program, the Board has established oversight mechanisms that seek to implement effective governance in managing risks associated with cybersecurity threats.
Day-to-day responsibility for assessing, monitoring, and managing our cybersecurity risk management program rests with our IT Department, who consults with our MSP as well as members of our finance and legal teams as appropriate, and our Head of Compliance on cyber matters. Our Head of Compliance oversees our risk management governance and periodic compliance testing and works with our IT Department and other functions, as appropriate, on the mitigation and management of identified cyber risks. The IT Department, together with our MSP executes the cybersecurity strategy. The IT Department and Head of Compliance report periodically to the General Counsel as well as to our Governance, Risk Management, and Compliance Committee (“GRC Committee”) on cyber matters. Our GRC Committee is responsible for monitoring and overseeing our overall enterprise risk management process, including assessing, identifying, and managing cybersecurity related risks as part of its annual assessment of critical risks facing the Company.

On at least an annual basis, the Head of Compliance, the General Counsel, the GRC Committee, and the IT Department, in consultation with our MSP, provide an update to the Board regarding critical cybersecurity risks and ongoing cybersecurity initiatives and strategies. We have implemented a process for significant cybersecurity matters and strategic risk management decisions related to cyber risks to be escalated to the GRC Committee and/or the Board, as appropriate.
Item 2. Properties
Our UK corporate registered office is 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom WA14 2DT. On February 7, 2022, we entered into a 10-year lease for approximately 18,922 square feet of office space in Boston, Massachusetts. After a build out of the space, the Boston Lease commenced on March 31, 2023. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option. The Boston leased premises serves as our U.S. corporate registered office. We continue to operate in a hybrid working model, combining in-person working and remote working.
Item 3. Legal Proceedings
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims, which remains pending. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
    Our American Depositary Shares (“ADSs”), which represent an ordinary share in Centessa, are listed on The NASDAQ Global Select Market under the symbol CNTA. As of March 19, 2024, there were approximately seven registered holders of record of Centessa's ordinary shares, which include shares of record held by banks, brokers, and other financial institutions on behalf of beneficial owners. The transfer agent of our ADSs is Citibank Shareholder Services, whose telephone numbers are U.S. Toll Free: 1 (877) 248-4237 & International Tel: 1 (781) 575-4555.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto of Centessa Pharmaceuticals plc, included elsewhere herein.
Overview
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. We are developing a pipeline of high conviction programs in therapeutic areas of unmet need. Subject to regulatory approval, we believe that our pipeline programs have the potential to significantly impact clinical outcomes of patients in these disease areas, and compete in multi-billion dollar markets. Our pipeline programs include:
Hemophilia Program: SerpinPC, our most advanced product candidate, is an investigational, potentially first-in-class subcutaneously administered novel inhibitor of APC for hemophilia. We are currently evaluating SerpinPC in the PRESent registrational studies for HB with and without inhibitors. We dosed the first subject in the registrational PRESent-2 study of moderately severe to severe HB without inhibitors, and severe HA with or without inhibitors in July 2023, and dosed the first subject in the registrational PRESent-3 study of HB with inhibitors in October 2023. In parallel, we continue to work with the FDA and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support HB, with or without inhibitors, as the initial indication for SerpinPC. The FDA granted SerpinPC Orphan Drug Designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB.
While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Orexin Receptor 2 (OX2R) Agonist Program: We are advancing our oral orexin receptor 2 (OX2R) agonist program for the treatment of narcolepsy and other sleep-wake disorders with potential expansion into broader neurological disorders. In March 2023, we announced our development candidate, ORX750, an orally administered, selective OX2R agonist for the treatment of narcolepsy and other sleep disorders. In October 2023, we shared a robust set of preclinical data which we believe support ORX750’s potential as a best-in-class oral OX2R agonist for these indications. Upon IND clearance, we plan to rapidly advance ORX750 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2024. We are also exploring follow-up molecules for potential expansion opportunities into a range of sleep-wake disorders and broader neurological indications.
LockBody Technology Platform: Our first LockBody candidate is LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody for solid tumors. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a FIH, open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in participants with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in participants with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, pharmacokinetics, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023.
Other Programs: Our other programs consist of earlier-stage preclinical assets and discovery-stage programs. Where applicable, we expect to provide updates on preclinical programs as they advance toward clinical studies.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas.
We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. Consistent with this approach and as part of ongoing portfolio management, in the first half of 2023, we deprioritized and paused all development activities associated with CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio, Inc.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $256.5 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of December 31, 2023 of $256.5 million, to fund our operations into 2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
Components of Results of Operations
Revenues
While we received non-recurring revenue related to the out-license of CBS004 and related antibodies in the year ended December 31, 2023, our ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.
Research and Development Expenses
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
Interest Income and Interest Expense
Interest income is primarily interest earned from the Company’s cash and cash equivalents and short-term investments (U.S. Treasury Bills). Interest expense consists of interest costs related to the Note Purchase Agreement.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses as well as the change in fair value of the Note Purchase Agreement.
Foreign Currency Translation
Our financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of the Centessa Subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated statements of operations and comprehensive loss within Other income (expense), net.
Results of Operations
The following table sets forth the results of operations for the years ended December 31, 2023 and December 31, 2022 (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
License and other revenues	$6,853	$—
Operating expenses:
Research and development	124,405	155,083
General and administrative	53,731	55,200
Change in fair value of contingent value rights	—	1,980
Loss from operations	(171,283)	(212,263)
Interest income	10,476	244
Interest expense	(9,906)	(7,277)
Other (expense) income, net	(5,428)	2,342
Loss before income taxes	(176,141)	(216,954)
Income tax benefit	(25,056)	(747)
Net loss	$(151,085)	$(216,207)

License and Other Revenues
On November 24, 2023, the Company entered an out-license agreement with AnaptysBio, Inc. Under the license agreement, Centessa granted to AnaptysBio an exclusive license to manufacture, develop, register, sell, commercialize or otherwise exploit the licensed compound CBS004 and its related backup antibodies. In exchange, Centessa received a one-time non-refundable upfront cash payment of approximately $7 million for the license as well as for transferred manufactured supply of CBS004 and related backup antibodies. Centessa is eligible to receive an additional development milestone payment and a low single-digit royalties on global net sales upon the first commercial sale through to the expiration of any regulatory exclusivity. The Company recorded the upfront fee it received as license and other revenue in the year ended December 31, 2023.
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Prioritized programs:
SerpinPC	$52,366	$24,175
LB101/LockBody technology platform	33,322	20,934
OX2R	15,530	19,110
Discontinued or other programs
MGX292	6,196	9,248
CBS001/CBS004	3,262	6,121
Lixivaptan	1,197	29,120
ZF874	343	10,102
Dual-STAT3/5	—	4,630
Divested programs (*)	—	4,552
Non-program specific costs:
Personnel expenses	32,956	37,684
Research tax incentives	(24,253)	(12,608)
Other preclinical and clinical development expenses	3,486	2,015
	$124,405	$155,083
(*) Includes Pega-One and PearlRiver programs
Research and development expenses for the years ended December 31, 2023 and December 31, 2022 were $124.4 million and $155.1 million, respectively. The decrease in research and development expenses in 2023 compared with 2022 reflects lower costs in 2023 related to discontinued and divested programs as well as an increase in research tax incentives, partially offset by higher development costs for SerpinPC and LockBody. SerpinPC expenses increased $28.2 million, reflecting incremental costs related to the ongoing registrational studies that were initiated in the fourth quarter of 2022. LB101 and LockBody technology expenses increased $12.4 million, primarily associated with the ongoing Phase 1/2a clinical trial of LB101 that was initiated in the first quarter of 2023. Personnel expenses in 2023 decreased $4.7 million driven by lower employee salary costs related to discontinued programs partially offset by higher share-based compensation expense of $1.3 million. Research tax incentives increased $11.6 million reflecting an increase in eligible UK-based expenditures in 2023 as well as a change in estimate related to the finalization of a tax return filing.

General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Personnel expenses	$27,625	$25,921
Legal and professional fees	12,107	12,724
Other expenses	13,999	16,555
	$53,731	$55,200
General and administrative expenses for the year ended December 31, 2023 and December 31, 2022 were $53.7 million and $55.2 million, respectively. The decline in general and administrative expense reflected lower insurance costs and professional fees partially offset by higher personnel expenses and office lease costs related to a new corporate office in 2023. Personnel expenses increased $1.7 million from the year ended December 31, 2022, driven by higher share-based compensation expense of $3.2 million partially offset by lower salary expense.
Interest Income and Interest Expense
For the year ended December 31, 2023, interest income was $10.5 million, which increased $10.2 million from the year ended December 31, 2022, and reflected interest earned from our cash and cash equivalents as well as short-term marketable securities. In 2023, we began investing excess cash in U.S. Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $9.9 million for the year ended December 31, 2023, an increase of $2.6 million from the year ended December 31, 2022, as a result of a higher average interest rate on the Note Purchase Agreement. The average interest rate over the year ended December 31, 2023 was 13.0% per annum compared with an average interest rate of 9.6% per annum over the year ended December 31, 2022.
Other (Expense) Income, net
Other (expense) income, net for the year ended December 31, 2023 was an expense of $5.4 million, primarily reflecting a $5.9 million unrealized loss related to remeasuring the Note Purchase Agreement at fair value as of December 31, 2023, partially offset by foreign currency transaction gains. The unrealized loss related to the Note Purchase Agreement in 2023 reflected the accretion of discount as well as a lower discount rate primarily from a decline in credit spreads.
Other (expense) income, net for the year ended December 31, 2022 included income of $2.3 million, primarily reflecting a $5.9 million unrealized gain related to remeasuring the Note Purchase Agreement at fair value as of December 31, 2022, partially offset by foreign currency transaction losses of $2.8 million. The unrealized gain related to the Note Purchase Agreement was primarily driven by a higher discount rate due to a higher risk free rate and an increase in credit spreads.
Income Tax Benefit
The Company recorded an income tax benefit of $25.1 million for the year ended December 31, 2023 compared with an income tax benefit of $0.7 million for the year ended December 31, 2022. The higher income tax benefit in 2023 was primarily the result of the release of a valuation allowance as a result of an internal reorganization of its subsidiaries that occurred in the second quarter of 2023, as well as a change in estimate in the third quarter of 2023 related to the finalization of a tax return filing.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $256.5 million, of which $128.0 million was classified as cash and cash equivalents and $128.5 million was classified as short-term investments on our Consolidated Balance Sheet. In the first quarter of 2023, we began investing excess cash in U.S. Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. As of December 31, 2023, in addition to the principal amount of senior secured notes already funded on October 4, 2021 of $75.0 million, Oberland Capital will purchase up to $75.0 million through September 2024 at the Company’s option, and up to $100.0 million to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital.
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
We filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. During the year ended December 31, 2023, we sold 3,040,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $20.8 million. Additionally, in January 2024, we sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds to us of about $9.7 million.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years. The maturity date of the Oberland Capital Notes is October 4, 2027.
Cash Flow
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash (used in) provided by:
Operating activities	$(160,342)	$(200,546)
Investing activities	(127,004)	(931)
Financing activities	21,117	457
Exchange rate effect on cash and cash equivalents	615	(418)
Net (decrease) increase in cash and cash equivalents	$(265,614)	$(201,438)
Operating Activities
During the year ended December 31, 2023, we used $160.3 million of cash in operating activities, reflecting the net loss of $151.1 million, adjusted for noncash items as well as an unfavorable change in operating assets and liabilities of $18.9 million. A non-cash net benefit due to the release of a tax valuation allowance included in the net loss was more than offset by non-cash net charges of $36.1 million for share-based compensation, depreciation and amortization expense and the change in the fair value of debt.
During the year ended December 31, 2022, we used $200.5 million of cash in operating activities. Cash used in operating activities reflected a net loss of $216.2 million, partially offset by a non-cash charges of $21.2 million  for share-based compensation, depreciation and the change in the fair value of financial instruments.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $127.0 million, primarily related to the investment of excess cash in short-term marketable securities, namely U.S. Treasury Bills. During the year ended December 31, 2022, net cash used in investing activities was $0.9 million primarily related to the purchase of property and equipment.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $21.1 million, primarily reflecting $20.8 million in proceeds from our ATM program.
Funding Requirements
We expect aggregate expenses in 2024 to be similar to 2023 and then to increase in future years in connection with ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for any current and future product candidates. In addition we will begin incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the consolidated financial statements of the Company which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to estimated related to revenue, accrued research and development expenses, the Note Purchase Agreement, share-based compensation, leases and tax-related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While the significant accounting policies are described in more detail in Note 2 to the Company’s consolidated financial statements, the following accounting policies are the most critical to the judgments and estimates used in the preparation of the financial statements.
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

Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 6 - "Debt", as of December 31, 2023, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021, Oberland Capital has agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. In addition, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.
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
The fair value of the notes under the NPA represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled.
Share-Based Compensation
We measure share-based awards at their grant-date fair value and record compensation expense on a straight-line basis over the vesting period of the awards. Following the completion of our IPO, the fair value of our ordinary shares was determined based on the quoted market price of our ADSs representing our ordinary shares. The Company accounts for forfeitures of stock option awards as they occur.
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
Contractual Obligations and Other Commitments
As of December 31, 2023, other than what has been disclosed in Note 7 – "Commitment and contingencies" and Note 6 - "Debt", we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

Incentivization Agreements
In January 2021, we established incentivization arrangements pursuant to which certain members of the senior management teams of each subsidiary are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an exit event of such subsidiary, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition (including via an out-licensing) of all or substantially all of the applicable subsidiary’s commercially valuable assets or, in the case of subsidiaries with more than one asset, sale or disposition of one or more of such assets, or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary. Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. The milestone payment amount for each subsidiary is in the low eight figure range to be divided among the members of the respective subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. In addition, if a sale of a controlling interest in a subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the range of single digit to low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range. As of December 31, 2023, incentivization agreements in respect of Centessa Bioscience, Inc. (formerly Palladio Bioscience, Inc.), Centessa Pharmaceuticals (Morphogen-IX) Limited (formerly Morphogen-IX Limited), Pearl River Bio and Pega-One SAS have ceased to apply.
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
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centessa Pharmaceuticals plc and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Boston, Massachusetts
March 28, 2024

Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$128,030	$393,644
Short-term investments	128,519	—
Tax incentive receivable	37,818	24,166
Prepaid expenses and other current assets	20,725	19,937
Total current assets	315,092	437,747
Property and equipment, net	1,039	1,168
Operating lease right-of-use assets	11,914	—
Deferred tax asset	29,647	3,512
Other non-current assets	2,554	1,880
Total assets	$360,246	$444,307
Liabilities
Current liabilities:
Accounts payable	$11,815	$13,836
Accrued expenses and other current liabilities	27,570	24,502
Total current liabilities	39,385	38,338
Long term debt	75,700	69,800
Operating lease liabilities	8,888	—
Other noncurrent liabilities	29	—
Total liabilities	124,002	108,138
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized; 98,774,827 shares issued and outstanding at December 31, 2023; 94,843,391 shares issued and outstanding at December 31, 2022	273	265
Additional paid-in capital	987,423	939,261
Accumulated other comprehensive income (loss)	1,493	(1,497)
Accumulated deficit	(752,945)	(601,860)
Total shareholders’ equity	236,244	336,169
Total liabilities and shareholders’ equity	$360,246	$444,307

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
License and other revenue	$6,853	$—
Operating expenses:
Research and development	124,405	155,083
General and administrative	53,731	55,200
Change in fair value of contingent value rights	—	1,980
Loss from operations	(171,283)	(212,263)
Interest income	10,476	244
Interest expense	(9,906)	(7,277)
Other (expense) income, net	(5,428)	2,342
Loss before income taxes	(176,141)	(216,954)
Income tax benefit	(25,056)	(747)
Net loss	(151,085)	(216,207)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,700	(2,185)
Unrealized gain on available for sale securities, net of taxes of $0.4 million	1,290	—
Total comprehensive loss	$(148,095)	$(218,392)

Net loss per ordinary share - basic and diluted	$(1.57)	$(2.31)
Weighted average ordinary shares outstanding - basic and diluted	96,177,578	93,400,513

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(amounts in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
	Shares	Amount
Balance at January 1, 2022	89,988,228	$252	$876,267	$688	$(385,653)	$491,554
Issuance of ordinary shares to settle outstanding contingent value rights, net	3,938,423	10	37,738	—	—	37,748
Stock option exercises	205,107	1	798	—	—	799
Share-based compensation expense	—	—	24,965	—	—	24,965
Vesting of ordinary shares	853,013	2	(2)	—	—	—
Shares withheld to pay employee withholding tax on share based compensation	(141,380)	—	(505)	—	—	(505)
Foreign currency translation adjustments	—	—	—	(2,185)	—	(2,185)
Net loss	—	—	—	—	(216,207)	(216,207)
Balance at December 31, 2022	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Issuance of ordinary shares under ATM program, net of issuance costs	3,040,816	7	20,800	—	—	20,807
Stock option exercises	70,197	—	310	—	—	310
Share-based compensation expense	—	—	29,392	—	—	29,392
Vesting of ordinary shares	1,194,665	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share based compensation	(374,242)	—	(2,339)	—	—	(2,339)
Foreign currency translation adjustments	—	—	—	1,700	—	1,700
Unrealized gain on available for sale securities, net of tax of $0.4 million	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	(151,085)	(151,085)
Balance at December 31, 2023	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(151,085)	$(216,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	29,392	24,965
Depreciation and amortization	810	131
Change in fair value of financial instruments	5,900	(3,920)
Change in deferred taxes	(26,529)	(2,857)
Changes in operating assets and liabilities:
Tax incentive receivable	(12,092)	(11,711)
Prepaid expenses and other assets	(1,364)	(3,732)
Operating leases, net	(1,883)	—
Accounts payable	(2,722)	6,351
Accrued expenses and other liabilities	(797)	6,261
Other, net	28	173
Net cash used in operating activities	(160,342)	(200,546)

Cash flows from investing activities:
Purchases of investments in marketable securities	(264,910)	—
Proceeds from redemption of investments in marketable securities	138,075	—
Purchase of property and equipment	(169)	(1,137)
Other, net	—	206
Net cash used in investing activities	(127,004)	(931)

Cash flows from financing activities:
Proceeds from issuance of shares under ATM program, net of issuance costs	20,807	—
Proceeds from option exercises	310	718
Other, net	—	(261)
Net cash provided by financing activities	21,117	457
Effect of exchange rate on cash and cash equivalents	615	(418)
Net decrease in cash and cash equivalents	(265,614)	(201,438)
Cash and cash equivalents at beginning of period	393,644	595,082
Cash and cash equivalents at end of period	$128,030	$393,644
Supplemental disclosure:
Interest paid	$9,906	$7,277
Income taxes paid	$2,943	$1,299
Operating lease payments reducing operating lease liabilities	$1,178	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$9,711	$—
Non-cash investing and financing activities:
Issuance of ordinary shares to settle outstanding contingent value rights	$—	$39,680

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover, develop and ultimately deliver medicines that are transformational for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the IPO in June 2021, the Company re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
Risks and Liquidity
The Company is subject to risks common to other life science companies in early stages of development including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development of new technological innovations by its competitors, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with government regulations, in the markets in which the Company is seeking approvals, including FDA regulations. If the Company does not successfully advance its programs into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, it may be unable to produce product revenue or achieve profitability.
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $752.9 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development by the Centessa Subsidiaries. Substantial additional capital will be needed by the Company to fund its operations (including those of the Centessa Subsidiaries) and to develop its product candidates.
In October 2021, the Company entered into a Note Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). As of December 31, 2023, in addition to the principal amount of senior secured notes already funded on October 4, 2021 of $75.0 million, Oberland Capital will purchase up to $75.0 million through September 2024 at the Company’s option, and up to $100.0 million to fund Mergers and Acquisitions (“M&A”), in-licensing, or other strategic transactions, at the option of the Company and Oberland Capital (See - Note 6 "Debt").
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). As of December 31, 2023, the Company has sold 3,040,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $20.8 million. Additionally, in January 2024, we sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds to us of about $9.7 million.
The Company expects its existing cash, cash equivalents and short-term investments as of December 31, 2023 of $256.5 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.
2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:
•the Company’s financial position as of December 31, 2023 and December 31, 2022; and
•the Company’s results of operations and cash flows for the years ended December 31, 2023 and December 31, 2022.
Emerging Growth Company and Smaller Reporting Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting ordinary shares held by non-affiliates was less than $560.0 million on June 30, 2023. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our ordinary shares held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. As a smaller reporting company, we are eligible for scaled disclosure relief from certain Regulation S-X and Regulation S-K requirements. The Company adopted the scaled disclosures in this annual report on Form 10-K.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
As of December 31, 2023, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated statements of operations and comprehensive loss within Other income (expense), net. The aggregate foreign currency transaction gain or loss is included in the results of operations. For the year ended December 31, 2023, the Company recorded a net foreign currency transaction gain of $0.8 million, while for the year ended December 31, 2022, it recorded a net loss of $2.8 million.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include accrued research and development expenses, the note purchase agreement, share-based compensation, leases and tax-related matters.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment, which have a useful life of three to seven years. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the years ended December 31, 2023 and December 31, 2022 was $298 thousand and $131 thousand respectively.
Capitalized software as a service costs representing costs incurred during the application development stage are included in “Other non-current assets” and the corresponding current portion, in “Prepaid expenses and other current assets” and is amortized using the straight line method over 5 years. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with the hosting as a service arrangement are expensed on a straight line basis over the term of the hosting arrangement. Amortization expense for the year ended December 31, 2023 was $0.5 million.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2023, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 6 - "Debt", as of December 31, 2023, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021, Oberland Capital has agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. In addition, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

The Company evaluated the notes under the NPA and determined that the notes include embedded derivatives that would otherwise require bifurcation as derivative liabilities. Neither the debt instrument nor any embedded features are required to be classified as equity. Therefore, the hybrid financial instrument comprised of the debt host and the embedded derivative liability may be accounted for under the fair value option. The Company elected to carry the notes at fair value, and the debt instrument is outside the scope of ASC 480, Distinguishing Liabilities from Equity, and thus is classified as a liability under ASC 470, Debt, in the Company’s financial statements. As the Company has elected to account for the notes under the fair value option, debt issuance costs were immediately expensed.
The fair value of the notes under the NPA represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and the discount rate. Any changes in the fair value of the liability in each reporting period are recognized in the consolidated statement of operations and comprehensive loss until it is settled.
License and other revenue
The Company recognizes revenues from collaboration, license or other research or sale arrangements when or as performance obligations are satisfied. For milestone payments, the Company assesses, at contract inception, whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, the Company will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable until the approvals are obtained as it is outside of the control of the Company. If it is probable that significant revenue reversal will not occur, the Company will estimate the milestone payments using the most likely amount method. The Company reassesses the milestones each reporting period to determine the probability of achievement. Any potential consideration received in the form of royalty or sales-based milestones will be recorded when the customer’s subsequent sales or usages occur.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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

The Company has entered into various research and development contracts with clinical research organizations, clinical development and manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred. Payments made in advance of performance are reflected in the accompanying balance sheets as prepaid expenses, while payments made after performance are reflected as accrued liabilities in the accompanying balance sheets. The Company records accruals for estimated costs incurred for ongoing research and development activities. When recording accruals for ongoing research and development activities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are recognized as expense in the period that the related goods are consumed or services are performed.
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
Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash, upon surrender of loss carryforwards. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. The Company recorded research and development tax incentives of $24.3 million and $12.6 million during the years ended December 31, 2023 and December 31, 2022, respectively.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
expected life of the option. The estimated annual dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay a dividend on its ordinary shares.
Retirement Plans
The Company provided defined contribution plans to its employees beginning in 2021. In the U.S., the primary plan sponsored by the Company is a safe harbor, 401k plan with a 4% employer match, no waiting period and immediate vesting on the match. In the UK, the primary plan sponsored by the Company is a money purchase plan, which requires a minimum 8% contribution, including a minimum employer contribution of 4% and employee contribution of 4% in 2022. The Company recorded charges of $0.6 million under these plans during the year ended December 31, 2023 and $0.7 million during the year ended December 31, 2022.
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
Net Loss Per Ordinary Share
Basic loss per ordinary share is computed by dividing net loss by the aggregate weighted-average number of ordinary shares outstanding. Diluted loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, unvested restricted ordinary shares and restricted stock units which would result in the issuance of incremental ordinary shares. For diluted net loss per ordinary share, the weighted-average number of ordinary shares is the same for basic net loss per ordinary share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding, as they would be anti-dilutive.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Unvested ordinary shares	310,052	599,421
Restricted stock units	1,949,463	1,804,760
Stock options	16,069,015	14,688,996
	18,328,530	17,093,177

3. Revenue
On November 24, 2023, the Company entered an out-license agreement with AnaptysBio, Inc. Under the license agreement, Centessa granted to AnaptysBio an exclusive license to manufacture, develop, register, sell, commercialize or otherwise exploit the licensed compound CBS004 and its related backup antibodies. In exchange, Centessa received a one-time non-refundable upfront cash payment of approximately $7 million for the license as well as for transferred manufactured supply of CBS004 and related backup antibodies. Centessa is eligible to receive an additional development milestone payment and a low single-digit royalties on global net sales upon the first commercial sale through to the expiration of any regulatory exclusivity.
The Company recorded the upfront fee it received as license and other revenue in the year ended December 31, 2023. As of December 31, 2023, the Company concluded it was not probable that a significant reversal in cumulative revenue recognized related to the additional development milestone will not occur and therefore did not record any potential additional revenue related to the development milestone. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events are resolved, or as other changes in circumstances occur. Any potential royalty will be recorded if or when the customer’s subsequent sales occur.
4. Fair Value of Financial Instruments
The following fair value hierarchy table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Assets
Money Market fund	$28,339	$—	$—
U.S. Treasury securities	$128,519	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$75,700

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Liabilities
Note Purchase Agreement	$—	$—	$69,800
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of December 31, 2023 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$28,339	$—	$—	$28,339

U.S. Treasury securities, included in:
Short-term investments	126,835	1,684	—	128,519
Total U.S. Treasury securities	$126,835	$1,684	$—	$128,519
For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

	Contingent Value Rights	Note Purchase Agreement
Balance at January 1, 2022	$37,700	$75,700
Change in fair value	1,980	(5,900)
Settlements	(39,680)	—
Balance at December 31, 2022	$—	$69,800
Change in fair value	—	5,900
Balance at December 31, 2023	$—	$75,700
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and the discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the year ended December 31, 2023, the Company recorded an unrealized loss of $5.9 million, while in the year ended December 31, 2022, it recorded an unrealized gain of $5.9 million. The unrealized loss in 2023 reflected the accretion of discount and a lower discount rate primarily from a decline in credit spreads. The unrealized gain in 2022 was largely driven by a higher discount rate due to a higher risk free rate and an increase in credit spreads in 2022.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	December 31, 2023	December 31, 2022
Research and development costs	$16,123	$11,321
Insurance related costs	1,651	2,788
Value added tax receivable	1,330	2,557
Other	1,621	3,271
	$20,725	$19,937

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31, 2023	December 31, 2022
Research and development costs	$18,814	$10,795
Personnel related expenses	6,733	7,264
Professional fees	1,072	4,171
Income tax liability	112	1,582
Other	839	690
	$27,570	$24,502
Property and equipment, net consisted of the following (amounts in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$734	$442
Office furniture	724	—
Office equipment	43	—
Construction in progress	—	890
Property and equipment, at cost	1,501	1,332
Less: Accumulated depreciation	(462)	(164)
Property and equipment, net	$1,039	$1,168

6. Debt
Debt as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Note Purchase Agreement	$75,700	$69,800
Note Purchase Agreement
On October 1, 2021 (the “Signing Date”), the Company, as issuer, and certain of the Company’s wholly owned subsidiaries, as guarantors (the “Guarantors”), entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital Management LLC (the “Purchasers”) and Cocoon SA LLC (the “Agent”), an affiliate of Oberland Capital Management LLC, as agent for the Purchasers. On February 11, 2022, on November 7, 2022 and on June 23, 2023, the Company, the Guarantors, the Purchasers and the Agent agreed to certain amendments to the Note Purchase Agreement, memorialized in

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
the “Amendment”, the “Second Amendment”, and the “Third Amendment” respectively. The Note Purchase Agreement, collectively with the amendments, is hereinafter referred to as the NPA.
As of December 31, 2023, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), the Purchasers have agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA.
The notes under the NPA will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the year ended December 31, 2023 was 13.0% per annum compared with an average interest rate of 9.6% per annum over the year ended December 31, 2022.
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
The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 175% of the principal amount issued under the notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of December 31, 2023, the cumulative payments under the NPA, including interest payments, totaled $18.7 million.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, and delisting of the Company’s securities from the Nasdaq Global Select Market.
7. Commitments and Contingencies
Commitments
As of December 31, 2023, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $61.1 million, of which the Company expects to pay $45.1 million within one year and the remaining $16.0 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new U.S. corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of December 31, 2023, the Company has recognized an operating lease right-of-use asset, net of $11.9 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.4 million. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option.
The following table provides balance sheet information related to leases as of December 31, 2023 (amounts in thousands):

December 31, 2023
Assets:
Operating lease, right-of-use asset	$11,914

Liabilities:
Current portion of operating lease liabilities	$505
Operating lease liabilities, net of current portion	8,888
Total operating lease liabilities	$9,393
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of December 31, 2023 (amount in thousands):

December 31, 2023
Weighted-average remaining lease term	9.0 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The components of the Company’s lease costs and sublease income are classified on its consolidated statements of operations as follows (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$1,498	$—
Variable lease cost	53	66
Short term lease cost	26	131
Sublease income	(58)	—
Total operating lease cost	$1,519	$197

Future lease payments under non-cancelable operating leases and expected sublease income as of December 31, 2023 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2024	$1,602	$348
2025	1,634	355
2026	1,667	362
2027	1,700	369
2028	1,734	376
Thereafter	7,289	—
Total undiscounted amounts	$15,626	$1,810
Less: Imputed interest	(6,233)
Present value of lease liabilities	$9,393
Less: current portion	(505)
Lease liabilities, net of current portion	$8,888
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. As of December 31, 2023, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet.
License Agreement with Heptares Limited in connection with Orexin Program
The Company is party to a license, assignment, and research services agreement with Heptares Therapeutics Limited (“Heptares”), relating to certain specific molecules with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Heptares assigned to the Company all of Heptares’ right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Heptares granted to the Company an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Heptares must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
In consideration for the assignment and license, the Company is to pay Heptares a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) ten years after the first commercial sale. Further, the Company is responsible for all development costs incurred by itself or Heptares in the performance of the research program (within the confines of the research budget). Additionally, the Company must pay Heptares, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule. The Company anticipates paying between the low single digits millions of pounds sterling to low double digit millions of pounds sterling in the next twelve months.
The Company may terminate the agreement at any time following the expiration or termination of the research program. In addition, customary termination rights exist for both parties for breach and insolvency. In the event of termination, all licenses automatically terminate. The term of the agreement is until the later of: (i) the expiration of the last to expire patent within the licensed intellectual property; (ii) the expiration of the royalty term; and (iii) the fifteenth anniversary of the effective date. Upon expiration, with respect to any given Molecule, the license granted to the Company shall become perpetual, irrevocable, and fully-paid up.
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa is obligated to make up to $5.2 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
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
Litigation
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims, which remains pending. The Company believes this lawsuit is without merit and intends to defend the case vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
8. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of Shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of December 31, 2023 were 8,252,636.
Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$13,221	$11,954
General and administrative	16,171	13,011
	$29,392	$24,965
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2023	14,688,996	$7.88	8.5 years
Granted	3,542,700	4.48
Exercised	(70,197)	4.41
Forfeited	(2,092,484)	8.37
Balance at December 31, 2023	16,069,015	$7.09	7.9 years	$29.0
Exercisable at December 31, 2023	8,417,959	$7.41	7.5 years	$13.4
Vested and expected to vest at December 31, 2023	16,069,015	$7.09	7.9 years	$29.0
The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years. As of December 31, 2023, the total unrecognized compensation expense related to unvested stock option awards was $30.7 million, which the Company expects to recognize over a weighted-average period of 2.0 years.
Based on the trading price of $7.96 per ADS, which was the closing price as of December 31, 2023, the aggregate intrinsic value of options as of December 31, 2023 was $29.0 million.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Weighted-average grant date fair value of options	$3.22	$5.38
Expected term (in years)	6.02	6.01
Expected stock price volatility	78.3%	76.4%
Risk-free interest rate	3.8%	2.2%
Expected dividend yield	0%	0%
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
Restricted Share Awards and Units
In connection with the acquisition of the Centessa Subsidiaries, the Company issued 379,905 ordinary shares subject to future vesting under its Restricted Stock Awards program. For the period subsequent to the acquisition through December 31, 2023, the Company issued an additional 833,897 ordinary shares subject to future vesting to an employee. The fair value of the awards are based upon the estimated fair value of the Company’s ordinary shares at the time of grant.
The Board, following the recommendations of the Company’s Compensation Committee, grants service-based restricted stock unit awards under the Company’s Stock Incentive Plan to certain executive officers and employees of the Company to encourage employee retention. Periodic grants are made at fair market value, representing the NASDAQ market close quoted price on the day of the grant.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The following table summarizes ordinary share activity related to the restricted stock programs for the year ended December 31, 2023:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	599,421		1,804,760
Granted	—	n/a	1,443,381	$3.87
Vested	(289,369)		(905,297)
Forfeited	—		(393,381)
Unvested at December 31, 2023	310,052		1,949,463

Unrecognized compensation expense at December 31, 2023 ($ in thousands)	$5,708		$7,765
Expected weighted average recognition period	1.3 years		1.9 years
Centessa Pharmaceuticals plc 2021 Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “2021 ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of Shares as determined by the board of directors. Remaining shares reserved as of December 31, 2023 were 2,708,315.
9. Related Party Transactions
Master Services agreements with drug discovery companies affiliated with David Grainger, former Chief Innovation Officer
The Company has entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who served as the Company’s Chief Innovation Officer in October 2021 through December 31, 2023. These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company incurred research and development costs associated with these contracts as follows in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$5,360	$7,373
10. Income Taxes
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (amounts in thousands):

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements

	December 31, 2023	December 31, 2022
Deferred tax assets:
Tax loss carryforwards	$77,435	$73,097
Capitalized research and development	14,440	15,624
Research and development credits	10,488	7,174
Other	3,246	1,467
Total deferred tax assets	105,609	97,362
Valuation allowance	(73,239)	(93,850)
Deferred tax assets, net of allowance	32,370	3,512
Deferred tax liabilities:
Other	(2,723)	—
Net deferred tax assets	$29,647	$3,512

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the history of cumulative net profits in an operating entity in the United States, which carries out services for other entities in the group, and estimated that entity’s future taxable income and concluded that it is more likely than not that the Company will realize the benefits of the deferred tax assets in that entity, and has not provided a valuation allowance against the net deferred tax assets in that entity. For the year ended December 31, 2023, the valuation allowance decreased by $20.6 million, primarily reflecting the release of a valuation allowance following an internal reorganization of subsidiaries in the U.S. in 2023. For the year ended December 31, 2022, the valuation allowance increased by $44.8 million.

Components of the Company’s pre-tax loss are as follows (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Loss before tax:
UK	$(187,643)	$(173,476)
Non-UK	11,502	(43,478)
Total	$(176,141)	$(216,954)

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The income tax (benefit) expense consists of the following (amounts in thousands):

	December 31, 2023	December 31, 2022
Federal - U.S.
Current	$1,237	$1,575
Deferred	(26,272)	(2,464)
State - U.S.
Current	233	534
Deferred	(256)	(392)
Foreign
Current	2	—
Deferred	—	—
Income tax (benefit) expense	$(25,056)	$(747)
A reconciliation of the United Kingdom (“UK”) income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory tax rate benefit	24%	19%
Non-deductible share-based compensation	(4)%	(2)%
Other non-deductible expenses	(2)%	(1)%
Enhanced UK research and development expenses	10%	7%
Losses surrendered for UK research tax incentive	(28)%	(7)%
UK non-taxable research and development incentive	3%	1%
U.S. research & development tax credits	1%	1%
Change in tax rate	—%	2%
Effect of overseas tax rates	—%	3%
Unrecognized tax benefits	(1)%	—%
Return to provision adjustments	2%	—%
Release of U.S. valuation allowance	15%	—%
Increase in valuation allowance	(6)%	(23)%
Effective income tax rate	14%	—%

The following table summarizes carryforwards of federal and local net operating losses (NOL) and research tax credits (amounts in thousands):

	December 31, 2023	December 31, 2022
UK	$278,989	$225,662
U.S.	$45,484	$48,523
France	$—	$25,474

UK income tax returns from 2021 remain open for examination and UK NOLs do not expire. In the U.S., income tax returns from 2020 and later remain open for examination and unutilized U.S. NOLs and credit carryforwards are subject to examination until utilized. If not utilized prior to the specified dates, U.S. federal NOLs totaling $3.2 million and a U.S. R&D tax credit carryforward of $10.5 million would expire starting in 2036 and $39.3 million of U.S. state NOLs would expire beginning in 2036.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in Code) that could limit the Company’s ability to utilize these carryforwards, in relation to its principal operating unit in the U.S. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of a 5% stockholder increases by more than 50% over a three-year testing period. The Company’s U.S. entities may have experienced various ownership changes, as defined by the Code, as a result of past financings and may in the future experience an ownership change. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited.
A reconciliation of gross unrecognized tax benefits, as of December 31, 2023 and 2022 is as follows (amounts in thousands):

	2023	2022
Gross unrecognized tax benefits at beginning of period	$—	$—
Increase related to current year tax positions	2,614	—
Gross unrecognized tax benefits at end of period	$2,614	$—
As of December 31, 2023, the Company had a total of $2.6 million of unrecognized tax benefits which, if recognized, would impact the Company’s effective tax rate. The Company does not anticipate a significant change to this balance in the twelve months following December 31, 2023. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023, there was no accrued interest or penalties related to unrecognized tax benefits.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, and principal accounting officer and principal financial officer, respectively), we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2023.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Consistent with such regulation, our policy permits such plans to be entered into only when that person confirms they are not in possession of material non-public information. Our policy also requires a waiting period after a trading plan is created before shares can be traded under the plan. Our open trading windows are established in consultation with legal counsel. We have been from time to time advised that a number of our directors and employees, including members of our senior management team, and investment funds associated with such persons, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities.
On November 23, 2023, Karen Anderson, our Chief People Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Anderson's Rule 10b5-1 Trading Plan, which has a plan end date of August 15, 2024, provides for the sale of up to 90,000 ADSs pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our executive officers, directors and other key personnel and their respective ages and positions as of March 19, 2024:

Name	Age	Position(s)
Executive Officers
Saurabh Saha, M.D., Ph.D.	47	Chief Executive Officer and Director
Gregory Weinhoff, M.D., M.B.A.	53	Chief Financial Officer
Tia Bush	53	Chief Technology and Quality Officer
David Chao, Ph.D.	56	Chief Administrative Officer
Iqbal Hussain	43	General Counsel
Karen Anderson	57	Chief People Officer

Non-Employee Directors
Francesco De Rubertis, Ph.D.	54	Director and Chairman of the Board
Arjun Goyal, M.D., M.Phil, M.B.A.	41	Director
Mathias Hukkelhoven, Ph.D.	70	Director
Brett Zbar, M.D.	51	Director
Mary Lynne Hedley, Ph.D.	61	Director
Samarth Kulkarni, Ph.D.	45	Director
Carol Stuckley, M.B.A.	68	Director
The following is a biographical summary of the experience of our executive officers and directors. There are no family relationships among any of our executive officers or directors.
Executive Officers
Saurabh Saha, M.D., Ph.D., has served as our Chief Executive Officer and a member of the Board of Directors since January 2021. In May 2023, Dr. Saha was appointed to the board of directors of Clarivate PLC and in April 2022, Dr. Saha was appointed to the board of directors of Scorpion Therapeutics, Inc. Prior to that, from 2017 to 2021, Dr. Saha served as a Senior Vice President of R&D at Bristol Myers Squibb Company, where he led translational medicine across all therapeutic areas spanning early discovery, development and commercialization. Prior to that, from 2015 to 2017, Dr. Saha was a venture partner at Atlas Venture where he held leadership positions with a number of its portfolio biotech companies, including as Chief Medical Officer of Synlogic, Inc. and as Chief Executive Officer of Delinia until its sale to Celgene Corporation. Earlier in his career, Dr. Saha was a management consultant in the pharmaceutical practice at McKinsey & Company and subsequently appointed director and head of the New Indications Discovery Unit at Novartis. Dr. Saha holds an M.D. and Ph.D. in cancer genetics from The Johns Hopkins School of Medicine. He is an alumnus of Harvard Business School and Oxford University, studying general management and biochemistry, respectively. Dr. Saha received a B.Sc. in biology from the California Institute of Technology (Caltech). We believe Dr. Saha is qualified to serve on our board of directors based on his biotech, pharmaceutical, and venture capital leadership experiences.
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
Tia Bush has served as our Chief Technology and Quality Officer since March 2023 having joined Centessa as the Chief Quality Officer in May 2021. In her role Ms. Bush oversees all Quality functions, CMC (Chemistry, Manufacturing and Controls), Supply Chain and Drug Formulation. From January 1993 to May 2021, Ms. Bush has served in various roles of increasing responsibility at Amgen, Inc., most recently as Chief Quality Officer and Senior Vice President, Global Quality/EHSS. In this role, she led Amgen’s Global GxP Quality and Environmental, Health, Safety and Sustainability organization with responsibility for developing, maintaining, and continuously improving the quality management and EHSS management system at Amgen. Other roles included Vice President, Amgen Rhode Island Manufacturing Site Operations, Quality Site Head and Vice President, Operations Quality at Juncos, Puerto Rico and Drug Product Quality Executive Director. Ms. Bush earned a B.A. in Biological Sciences and Minor, Chemistry from the University of Southern California in 1992.
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
Iqbal Hussain, has served as our General Counsel and Chief Compliance Officer since February 2021 and as our Company Secretary since April 2021. Prior to that, Mr. Hussain served as a Partner in the Global Corporate Group at Reed Smith LLP from September 2019 to January 2021, where he led Reed Smith’s Life Sciences corporate practice across EMEA. Before joining Reed Smith, Mr. Hussain held roles at Johnson & Johnson, from February 2014 to August 2019, where he served initially as Senior Counsel and subsequently as Legal Director of Mergers & Acquisitions. Mr. Hussain began his career at Slaughter and May where he advised clients on public and private M&A, from August 2005 until January 2012. Between January 2012 and February 2014, Mr. Hussain was a Senior Associate in the Corporate M&A team at Ropes & Gray LLP. Mr. Hussain received an LLB from the University of Sheffield in 2004 and completed his post graduate legal education at the Oxford Institute of Legal Practice in 2005.
Karen Anderson, has served as our Chief People Officer since November 2022. Karen has extensive experience in the biotech and pharmaceutical industry having been the Chief Human Resources Officer for Alnylam Pharmaceuticals from 2014 to 2019 where she was instrumental in supporting the build out of late stage development, commercial readiness and a dedicated manufacturing facility. Prior to Alnylam, Karen was a Vice President of HR for Biogen, supporting R&D and spent almost 10 years with Pfizer supporting both R&D and the Global Commercial businesses. Earlier in her career she specialized in Compensation and Mergers & Acquisitions through her roles at Bayer and Baxter. Immediately prior to joining Centessa Karen was the Chief Human Resources Officer for Mimecast, a technology-based company dedicated to cybersecurity. Karen holds a BA in Psychology /Labor Relations and a Masters in Organization Development.
Non-Employee Directors
Francesco De Rubertis, Ph.D., joined our board of directors in November 2020 and serves as our Chairman of the Board. Dr. De Rubertis is a co-founder and Partner at Medicxi since 2016. Prior to Medicxi, Dr. De Rubertis was a Partner at Index Ventures for 19 years, having joined the firm in 1998 to launch its life sciences practice. Dr. De Rubertis serves on the boards of a number of private biotechnology companies, including Alys Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc. and Levicept Ltd. Dr. De Rubertis’s prior investments include CellZome, GenMab (Copenhagen: GEN.CO), GenSight Biologics (Euronext: SIGHT), Micromet, Molecular Partners (Swiss: MOLN.SW), PanGenetics, Parallele Biosciences, Profibrix and Versartis (NASDAQ:VSAR). Dr. De Rubertis received a B.A. in Genetics and Microbiology from the University of Pavia (Italy) and a PhD in Molecular Biology from the University of Geneva (Switzerland) after which he became a postdoctoral scientist at the Whitehead Institute at M.I.T. He is a Chartered Financial Analyst and served on the main board of the University of Geneva (Switzerland). We believe Dr. De Rubertis is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
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
Mary Lynne Hedley, Ph.D., joined our board of directors in February 2021. Dr. Hedley also serves as a Senior Fellow and strategic advisor to the Broad Institute. Dr. Hedley previously served as Director, President and Chief Operating Officer of TESARO, a biotechnology company she also co-founded, from 2010 until 2020. Prior to its acquisition by Glaxo Smith Kline (GSK), TESARO had secured $2 billion of funding from venture and public investors, grew to approximately 900 employees in the U.S. and Europe and had received multiple drug approvals from FDA and European regulatory authorities. TESARO was recognized as a Fierce 15 Company, had a pipeline of medicine candidates in early and late stage development and with the commercial launch of the medicines Zejula, changed the treatment paradigm for women diagnosed with ovarian cancer. Prior to founding TESARO, Mary Lynne was Executive Vice President and Chief Scientific Officer of Abraxis Bioscience, responsible for R&D, Operations, Medical Affairs and Business Development. Prior to joining Abraxis, she served as Executive Vice President of the Japanese Pharmaceutical company Eisai Inc, a role she assumed following the acquisition in January 2008, of MGI PHARMA by Eisai for $3.9 Billion. Dr. Hedley received a B.S. in Microbiology from Purdue University in 1983 and a Ph.D. in Immunology from UT Southwestern, Dallas in 1988. We believe Dr. Hedley is qualified to serve on our board of directors because of her executive and industry experience.
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
Carol Stuckley, M.B.A. joined our board of directors in May 2021. Ms. Stuckley has served on the board of Epizyme, Inc., a U.S. biopharmaceutical company traded on NASDAQ since November 2021. From June 2017 until August 2021, Ms. Stuckley served on the board of directors of Ipsen S.A., a French pharmaceutical company traded on the Euronext (Paris) exchange. From June 2015 to July 2019, Ms. Stuckley served as Chief Financial Officer and Senior Vice President at Healthcare Payment Specialists, LLC acquired by TransUnion in 2018. Ms. Stuckley’s previously roles include Vice President, Finance North America of Galderama Laboratories, L.P., and during her close to 23-year career at Pfizer, Inc., Vice President, Assistant Treasurer and Corporate Officer. Ms. Stuckley earned a M.A. in economics in 1980 and a M.B.A in International Business and Finance in 1979 from the Fox Business School at Temple University. Ms. Stuckley also earned a B.A. in economics and French from the University of Delaware in 1977. We believe Ms. Stuckley’s executive leadership experience and board member experience in an international pharmaceutical company, as well as her financial and accounting expertise and knowledge of the pharmaceutical industry and other industries, provide her with the qualifications and skills to serve as a director of our company.
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
No Change in Nominating Procedure
There were no changes made during 2023 to the procedure by which our shareholders may recommend nominees to our board.
Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which operates pursuant to a separate charter adopted by our Board of Directors which are available on Centessa’s website, https://investors.centessa.com. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq and SEC rules and regulations.
Audit Committee
Arjun Goyal, M.D., M.Phil., M.B.A., Carol Stuckley, M.B.A., and Mary Lynne Hedley, Ph.D. serve on the audit committee, which is chaired by Carol Stuckley, M.B.A. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable rules of Nasdaq. The Audit Committee operates under a written Audit Committee charter that has been adopted by the Board. Our board of directors has designated Carol Stuckley, M.B.A. as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:
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
Compensation Committee
Brett Zbar, M.D., Samarth Kulkarni, Ph.D. and Arjun Goyal, M.D., M.Phil., M.B.A. serve on the Compensation Committee, which is chaired by Brett Zbar, M.D. The Compensation Committee operates under a written Compensation Committee charter that has been adopted by the Board. Our Board of Directors has determined that each member of the Compensation Committee is “independent” as that term is defined in the applicable rules of Nasdaq. The Compensation Committee’s responsibilities include:
•annually reviewing and recommending to our board of directors for their approval the corporate goals and objectives relevant to the compensation of our executive officers;
•evaluating the performance of our executive officers in light of the corporate goals and objectives approved by the board of directors and recommending to the board the compensation of such individuals;
•reviewing and establishing our overall management compensation, philosophy and policy;
•overseeing and administering our compensation and similar plans;
•evaluating and assessing potential current compensation advisors in accordance with the independence standards identified in the applicable rules of the Nasdaq Stock Market;
•retaining and approving the compensation of any compensation advisors;
•reviewing and approving our policies and procedures for the grant of equity-based awards;
•reviewing and making recommendations to the board of directors with respect to director compensation;
•preparing the compensation committee report required by the SEC rules, if and when required, to be included in our annual proxy statement;
•reviewing and discussing with management the compensation discussion and analysis, if and when required, to be included in our annual proxy statement or Annual Report on Form 10-K; and
•reviewing and discussing with the board of directors corporate succession plans for the Chief Executive Officer and other key officers
Nominating and Corporate Governance Committee
Francesco De Rubertis, Ph.D., Mathias Hukkelhoven, Ph.D. and Samarth Kulkarni, Ph.D. serve on our Nominating and Corporate Governance Committee, which is chaired by Francesco De Rubertis, Ph.D. The Nominating and Corporate Governance Committee operates under a written Nominating and Corporate Governance Committee charter that has been adopted by the Board. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined in the applicable rules of Nasdaq. The Nominating and Corporate Governance Committee’s responsibilities include:

•developing and recommending to the board of directors criteria for board and committee membership;
•establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by shareholders;
•identifying individuals qualified to become members of the board of directors;
•recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•developing and recommending to the board of directors a set of corporate governance guidelines; and
•overseeing the evaluation of the board of directors and management.
Item 11. Executive Compensation
The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2023 and December 31, 2022 to our Chief Executive Officer and our two next most highly compensated executive officers (our named executive officers) as well as a highly compensated employee, who was no longer serving as an executive officer on December 31, 2023. Included in the Summary Compensation Table are the following:
Named Executive Officers:
•Saurabh Saha, M.D., Ph.D., our Chief Executive Officer;
•David Grainger, Ph.D., former Chief Innovation Officer; and
•David Chao, Ph.D., our Chief Administrative Officer.
Highly-compensated employee no longer serving as an executive officer on December 31, 2023:
•Antoine Yver, Executive Vice President and Chairman of Development
2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards ($) (6)	Option Awards ($) (7)	Non-Equity Plan Compensation ($)	All Other Compensation ($) (8)	Total ($)
Saurabh Saha, M.D., Ph.D. (1) Chief Executive Officer	2023	652,050	376,559	813,890	850,175	—	13,200	2,705,874
	2022	621,000	324,472	3,877,500	4,777,058	—	12,200	9,612,230
David Grainger, Ph.D. (2) Former Chief Innovation Officer	2023	520,612	214,562	297,220	310,381	—	20,824	1,363,599
	2022	464,069	172,483	517,000	1,273,882		20,371	2,447,805
David Chao, Ph.D. (3) Chief Administrative Officer	2023	493,700	203,404	297,220	310,381	—	13,200	1,317,905
	2022	465,800	177,004	1,189,100	1,464,965	—	12,200	3,309,069
Antoine Yver, M.D., M.Sc.(4) Executive Vice President and Chairman of Development	2023	538,200	221,738	297,220	310,381	—	13,200	1,380,739
	2022	517,500	196,650	517,000	1,273,882	—	12,200	2,517,232
(1)Dr. Saha commenced employment with us on January 18, 2021. His annual base salary for 2023 was $652,050.
(2)Dr. Grainger commenced employment with us on October 1, 2021. His annual base salary for 2023 was £409,000. Dr. Grainger ceased to be an employee on January 1, 2024.
(3)Dr. Chao commenced employment with us on April 14, 2021. His annual base salary for 2023 was $493,700.
(4)Dr. Yver commenced employment with us on May 17, 2021. His annual base salary for 2023 was $538,200.
(5)The amounts reported represent discretionary bonuses earned by our named executive officers during the applicable fiscal year based upon their achievement of goals as determined by the Compensation Committee.
(6)The amount reported represent the aggregate grant date fair value of the restricted stock units granted to our named executive officers during the applicable fiscal year, calculated in accordance with Financial Accounting

Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the restricted stock unit reported in this column are set forth in note 8 of our consolidated financial statements included in this annual report on Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officer upon the vesting of the units or any sale of the underlying shares of ADSs.
(7)The amounts reported represent the aggregate grant date fair value of the stock options granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 of our consolidated financial statements included in this annual report on Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the awards or any sale of the underlying shares of ADSs.
(8)The amounts reported represents the Company’s portion of the executive’s 401(k) plan account contributions.
Narrative to 2023 Summary Compensation Table
Base Salaries
The annual base salaries for Drs. Saha, Grainger, Chao and Yver for the fiscal year ended December 31, 2023 were $652,050, £409,000, $493,700 and $538,200, respectively. Additionally, our Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes recommendations for adjustments for approval by our Board of Directors as it determines to be reasonable and necessary to reflect the scope of the executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions, including base salary amounts relative to similarly situated executive officers at peer group companies.
Bonuses
We have granted cash bonuses to our key executives, including the named executive officers, pursuant to the Company’s Senior Executive Cash Incentive Bonus Plan (the “Incentive Plan”). The Incentive Plan provides for bonus payments based upon the attainment of performance objectives established by the Compensation Committee and related to individual and financial and operational metrics with respect to the Company or any of its subsidiaries. In 2023, our board of directors considered certain goals in determining annual bonuses, including: advancement of individual program development goals, establishment of high performance teams, infrastructure and corporate governance framework and achievement of financial budget goals. For the fiscal year ended December 31, 2023, the target annual bonuses for Drs. Saha, Grainger, Chao and Yver were 55%, 40%, 40% and 40%, respectively, of the applicable named executive officer’s annual base salary.
For the fiscal year ended December 31, 2023, the Compensation Committee, at their discretion, determined that bonuses would be paid at 105% of target based on NEOs’ performance and achievement of corporate goals and objectives.
Equity Compensation
Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our NEOs. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. During the fiscal year ended December 31, 2023, we granted restricted stock units and stock option awards to Drs. Saha, Grainger, Chao and Yver, as described in more detail in the “Outstanding Equity Awards at Fiscal 2023 Year-End” table. These grants are subject to our 2021 Stock Option and Incentive Plan.
Perquisites or Personal Benefits
Perquisites or other personal benefits are not a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our named executive officers.

Retirement Plans
In the U.S., we maintain a tax-qualified retirement plan (the “401(k) Plan”) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide matching contributions under the 401(k) Plan up to the IRS limits. In 2023, we provided a matching contribution of 4% of compensation to plan participants. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.
In the UK, we maintain a Group Personal Pension Scheme through Aviva (“Group Plan”), in which UK employees are automatically enrolled. We make an employer contribution equivalent to 4% of employee basic annual salary to participants. Participating employees are required to make an employee contribution of 4% of basic annual salary. The Group Plan is a Qualifying Workplace Pension Scheme, providing that the employee meets the following requirements: Aged 22 and above, earning over £10,000 per annum, ordinarily resident in the United Kingdom.
Centessa’s scheme is a ‘defined contribution’ arrangement. This means that contributions from both the employee and the employer are deposited into the employee’s plan. The employee decides how to invest this money during scheme membership, then use the amount built up in the plan to provide benefits upon retirement. Contributions are taken from net salary (after calculation of tax and national insurance). Centessa then pays the contribution to Aviva, who will automatically add basic rate tax relief of 20% to the employee’s contribution (to replace the taxes already deducted during payroll.).
Executive Employment Arrangements
We have entered into an offer letter or employment agreement with each of the named executive officers, which set forth the terms and conditions of their employment. Each named executive officer has also entered into our standard proprietary information and inventions agreement.
Dr. Saurabh Saha, M.D., Ph.D. On March 29, 2022, we entered into an employment agreement with Dr. Saha (the “Saha Employment Agreement”). Dr Saha’s current base salary is $671,600 and he is eligible to earn a target annual bonus of sixty percent (60%) of his base salary. Commencing in calendar year 2022, we increased Dr. Saha’s base salary to $621,000 and annual target bonus to fifty-five percent (55%) of his base salary. The Saha Employment Agreement provides that if we terminate Dr. Saha’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) without cause, or Dr. Saha resigns for good reason, Dr. Saha will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Saha Employment Agreement further provides that if Dr. Saha’s employment is terminated by us other than for cause, or by Dr. Saha for good reason within the one year period following a sale event, Dr. Saha will receive the following: (i) a lump sum payment equal to the sum of (A) 18 months of his then-current base salary and (B) 150% of his target bonus for the year of termination; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms and any such awards subject to time-based vesting conditions shall fully accelerate upon a sale of the Company); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 18-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Saha Employment Agreement provides that if any payments or benefits received by Dr. Saha or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Dr. David Grainger, Ph.D. On October 1, 2021, we entered into a service agreement with Dr. Grainger, or the Grainger Service Agreement, our Chief Innovation Officer, pursuant to which Dr. Grainger was entitled to a base salary of £362,500 and eligible to earn a target annual bonus of forty percent (40%) of his base salary. He was also eligible to participate in the employee benefit plans available to our full-time UK employees, subject to the terms of those plans. In the event Dr. Grainger’s employment is terminated by us without cause or Dr. Grainger resigns for good reason, subject to the execution and effectiveness of a general release of claims, he will be entitled to receive 12 months of base salary. If Dr. Grainger’s employment is terminated by us without cause, or by Dr. Grainger for good reason within the one year period following a sale event, Dr. Grainger will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; and (ii) 100% acceleration of equity awards that are subject solely to time-based vesting. Effective January 1, 2024. Dr. Grainger ceased to be an employee of the Company by mutual agreement.
Dr. David Chao, Ph.D. On March 30, 2022, we entered into an employment agreement with Dr. Chao (the “Chao Employment Agreement”). Dr. Chao’s current base salary is $508,500 and he is eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Chao Employment Agreement provides that if we terminate Dr. Chao’s employment outside of the one year period following a sale event without cause, or if Dr. Chao resigns for good reason, Dr. Chao will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Chao Employment Agreement provides that if Dr. Chao’s employment is terminated by us without cause, or by Dr. Chao for good reason within the one year period following a sale event, Dr. Chao will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Chao Employment Agreement provides that if any payments or benefits received by Dr. Chao or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Antoine Yver M.D., M.Sc. On March 30, 2022, we entered into an employment agreement with Dr. Yver, (the “Yver Employment Agreement”). Dr. Yver’s current base salary is $538,200 and is eligible for a target bonus of forty percent (40%) of his base salary. The Yver Employment Agreement provides that if we terminate Dr. Yver’s employment outside of the one year period following a sale event other than for cause, death or disability, Dr. Yver will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Yver Employment Agreement provides that if Dr. Yver’s employment is terminated by us other than for cause, death or disability or by Dr. Yver with good reason within the one year period following a sale event, Dr. Yver will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his base salary and (B) 100% of his target bonus; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment.. The Yver Employment Agreement also contains the same Vesting of Equity Post-Retirement Provision as his prior offer letter. In addition, the Yver Employment Agreement provides that if any payments or benefits received by Dr. Yver or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Executive Severance Plan
In June 2021, our board of directors adopted an Executive Severance Plan, or the Severance Plan, in which our named executive officers, and certain other executives, participated. The severance terms outlined in the employment agreements entered into with Drs. Saha, Yver and Chao in March 2022 and the Grainger Service Agreement supersede the terms outlined in the Severance Plan for these named executive officers as of the effective date of such employment agreements (as further described above).
The Severance Plan provides that upon a termination by us for any reason other than for “cause,” as defined in the Severance Plan, death or “disability,” as defined in the Severance Plan, or resignation for “good reason”, as defined in the Severance Plan, in each case outside of the change in control period (i.e., the period of one year after a “change in control,” as defined in the Severance Plan), an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (i) 12 months of “base salary” (i.e., the higher of the annual base salary in effect immediately prior to the date of termination or the annual base salary in effect for the year immediately prior to the year in which the date of termination occurs) for our Chief Executive Officer, 12 months for Tier 2 officers (which is determined by the plan administrator and includes the named executive officers other than the Chief Executive Officer) and 6 months for Tier 3 officers (which is determined by the plan administrator) and (ii) 12 months of benefits continuation for our Chief Executive Officer, 12 months of benefit continuation for Tier 2 officers and 6 months of benefit continuation for Tier 3 officers. The payments under (i) and (ii) will be paid in substantially equal installments in accordance with our payroll practice over 12 months for our Chief Executive Officer, 12 months for Tier 2 officers and 6 months for Tier 3 officers.
The Severance Plan also provides that upon a (A) termination by us other than for cause, death or disability or (B) resignation for good reason, in each case within the change in control period, an eligible participant will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in favor of the Company and continued compliance with all applicable restrictive covenants, (I)(a) a lump sum amount equal to 18 months of base salary and 150% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) and 18 months of benefits continuation for our Chief Executive Officer, (b) 12 months of the base salary and 100% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) and 12 months of benefits continuation for our Tier 2 officers and (c) 9 months of the base salary and 75% of the target annual bonus in effect immediately prior to the date of termination (or immediately prior to the change in control, if higher) and 9 months of benefits continuation for our Tier 3 officers, and (II) for all outstanding and unvested equity awards of the Company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that the performance conditions applicable to any outstanding and unvested equity awards subject to performance-based vesting will be deemed satisfied at the target level specified in the terms of the applicable award agreement.
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
Compensation Recovery Policy
On October 26, 2022, the U.S. Securities and Exchange Commission (“SEC”) adopted regulations (the “final rules”) implementing Section 10D of the Securities Exchange Act of 1934 (“Exchange Act”), which was added by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. New Exchange Act Rule 10D-1 required U.S. national stock exchanges, including Nasdaq, to adopt new listing standards that will require listed companies to adopt and comply with policies that provide for the recovery of incentive-based compensation received by current or former executive officers based on any misstated financial reporting measure if the company is required to prepare an accounting restatement. This so-called compensation recovery or “clawback” policy must provide for recovery of the amount of pre-tax incentive-based compensation received during the three-year period preceding the date the company is required to prepare the accounting restatement that exceeds the amount that would have been received based on the restated financial reporting measure, subject to very limited exceptions for instances in which recovery would be impracticable. For incentive-based compensation based on stock price or total shareholder return, which must be covered by the clawback policy, the amount of compensation to be recovered must be based on a reasonable estimate of the effect of the accounting restatement on the stock price or total shareholder return upon which the incentive-based compensation was received. On June 9, 2023, the SEC approved, on an accelerated basis, the Nasdaq’s proposed listing standards implementing the SEC’s

Dodd-Frank rules covering the recovery of erroneously awarded compensation. The listing standards become effective on October 2, 2023.
In October, 2023, in compliance with the rules issued by the SEC under the Exchange Act, and the Nasdaq Stock Market. the Company adopted a Compensation Recovery Policy which provides that if the Company makes compensation awards to executive officers and/or certain other senior employees of the Company (collectively, “Officers”) based on achievement of certain financial measures (e.g., revenue, stock price performance), and then later needs to restate its financial statements, then the Company is required to recover from such Officers the excess compensation that they would not have been entitled to if there had been no restatement. The Compensation Recovery Policy is administered by the Compensation Committee of the Company’s Board of Directors.
Awards under the annual bonus and the Amended and Restated 2021 Stock Option and Incentive Plan made after the 2022 AGM are subject to malus and clawback provisions which permit the compensation committee of the Board of Directors (the “Compensation Committee”), in its discretion, to reduce the size (including to zero) of any future bonus or share award granted to an Executive Director, to reduce the size (including to zero) of any granted but unvested share award. The circumstances in which the Company may apply the malus and clawback provisions are the discovery of a material misstatement of financial results, a miscalculation or error in assessing the performance condition applying to the award, or in the event of serious misconduct committed by the executive director.
In respect of cash bonus payments, the malus and clawback provisions apply for one year from the date of payment of the bonus (or, if later, the date of publication of the Company’s financial results for the year following the relevant year over which the bonus was earned).
In respect of share awards under the Amended and Restated 2021 Stock Option and Incentive Plan, malus and clawback provisions apply up until the first anniversary of the date on which the relevant award vests, although the Compensation Committee may extend this period for a further two years if there is an ongoing investigation into the circumstances of any event that, if determined to have occurred, would permit the Compensation Committee to operate the malus and clawback provisions.

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2023. The market value of the shares in the following table is the fair value of such shares at December 31, 2023.

	Option Awards (1)							Stock Awards (1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Saurabh Saha, M.D., Ph.D. Chief Executive Officer	2/19/2021	3,040,250	1,129,235	(3)	—	$5.84	2/19/2031	—		—
	2/1/2022	343,750	406,250	(4)	—	$9.53	2/1/2032	—		—
	7/1/2022	—	—		—	$—	—	300,000	(5)	$2,388,000
	2/1/2023	65,625	249,375	(4)		$3.85	2/1/2033	211,400	(5)	$1,682,744
David Grainger, Ph.D. Former Chief Innovation Officer	5/7/2021	96,875	53,125	(3)		$9.42	5/7/2031	—		—
	11/1/2021	91,146	83,854	(3)		$14.01	11/1/2031	—		—
	2/1/2022	91,666	108,334	(4)		$9.53	2/1/2032	—		—
	7/1/2022	—	—			$—	—	40,000	(5)	$318,400
	2/1/2023	23,958	91,042	(4)		$3.85	2/1/2033	77,200	(5)	$614,512
David Chao, Ph.D. Chief Administrative Officer	4/20/2021	389,152	194,576	(3)	—	$9.42	4/20/2031	—		—
	2/1/2022	105,416	124,584	(4)	—	$9.53	2/1/2032	—		—
	7/1/2022	—	—		—	$—	—	92,000	(5)	$732,320
	2/1/2023	23,958	91,042	(4)	—	$3.85	2/1/2033	77,200	(5)	$614,512
Antoine Yver, M.D., M.Sc. Executive Vice President and Chairman of Development	N/A	—	—		—	$—	—	295,338	(6)	$2,350,890
	2/1/2022	91,667	108,333	(4)	—	$9.53	2/1/2032	—		—
	7/1/2022	—	—		—	$—	—	40,000	(5)	$318,400
	2/1/2023	23,958	91,042	(4)		$3.85	2/1/2033	77,200	(5)	$614,512
(1)Each equity award was granted under the Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan.
(2)Represents the fair market value of shares as of December 31, 2023 based upon the closing market price of our ADSs on December 29, 2023, the last trading day of 2023, of $7.96 per share.
(3)The shares underlying these options vest as follows: 25% on the one-year anniversary of the vesting commencement date, and the remaining 75% vest in 36 equal monthly installments on the first day of each month thereafter, in each case subject to the applicable named executive officer’s continued service through the applicable vesting date. In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.
(4)The shares underlying these options vest in 48 equal monthly amounts beginning March 1 of the year it was granted. In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.
(5)The restricted stock units granted in 2022 vest in ten equal quarterly installments from July 1, 2022, with the exception of Dr. Saha whose restricted stock units vest in nine installments, starting with 150,000 shares vesting on December 31, 2022 followed by eight equal quarterly installments. Restricted stock units granted in 2023, vest in four equal annual installments beginning on February 1, 2024.
(6)The restricted shares vest in equal monthly installments with the final installment vesting on May 1, 2025, in each case subject to the continued service through the applicable vesting date. In addition, the shares are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.

2023 Director Compensation Table
The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2023. Dr. De Rubertis, who is our Chairman of the Board, waived his non-employee director compensation. Dr. Saha, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Dr. Saha, as a named executive officer of the Company, is presented in the “2023 Summary Compensation Table” in the “Executive Compensation” section above. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or non-equity awards to or reimburse any expenses of, any of our non-employee directors in 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Francesco De Rubertis, Ph.D. (2)	—	—	—	—	—
Arjun Goyal, M.D., M.Phil, M.B.A. (3)	57,500	—	202,691	—	260,191
Brett Zbar, M.D. (4)	55,000	—	202,691	—	257,691
Mary Lynne Hedley, Ph.D. (5)	50,000	—	202,691	—	252,691
Samarth Kulkarni, Ph.D. (6)	52,500	—	202,691	—	255,191
Carol Stuckley, M.B.A. (7)	60,000	—	202,691	—	262,691
Mathias Hukkelhoven, Ph.D. (8)	45,000	—	202,691	—	247,691
(1)The amounts reported represent the aggregate grant date fair value of the stock options granted to our non-employee directors during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in note 8 of our consolidated financial statements included in our Form 10-K. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our non-employee directors upon the exercise of the awards or any sale of the underlying shares of ADSs.
(2)Dr. De Rubertis waived his entitlement to receive equity awards in 2023.
(3)As of December 31, 2023, Dr. Goyal held options to purchase 160,570 shares of our ADSs.
(4)As of December 31, 2023, Dr. Zbar held options to purchase 160,570 shares of our ADSs.
(5)As of December 31, 2023, Dr. Hedley held options to purchase 304,474 shares of our ADSs.
(6)As of December 31, 2023, Dr. Kulkarni held options to purchase 304,474 shares of our ADSs.
(7)As of December 31, 2023, Ms. Stuckley held options to purchase 304,474 shares of our ADSs.
(8)As of December 31, 2023, Dr. Hukkelhoven held options to purchase 144,000 shares of our ADSs.
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
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our ADSs as of March 19, 2024 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding ordinary shares.
The column entitled “Shares Beneficially Owned” is based on a total of 100,559,368 shares of our ADSs outstanding as of March 19, 2024.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ADSs. Shares of our ADSs subject to options that are currently exercisable or exercisable within 60 days of March 19, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our ADSs beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Centessa Pharmaceuticals plc, 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom, WA14 2DT.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% or Greater Stockholders:
Entities affiliated with Medicxi (1)	19,963,157	19.85%
Entities affiliated with Index Ventures (2)	9,961,789	9.91%
Entities affiliated with General Atlantic (3)	9,681,818	9.63%
Entities affiliated with BVF Partners LP (4)	8,774,570	8.73%
Entities affiliated with EcoR1 Capital, LLC (5)	5,618,779	5.59%
Directors and Named Executive Officers:
Francesco De Rubertis, Ph.D.	—	—%
Arjun Goyal, M.D., M.Phil, M.B.A. (6)	4,040,803	4.01%
Mary Lynne Hedley, Ph.D. (7)	217,387	0.22%
Samarth Kulkarni, Ph.D. (8)	217,387	0.22%
Carol Stuckley, M.B.A. (9)	204,358	0.20%
Brett Zbar, M.D. (10)	108,985	0.11%
Mathias Hukkelhoven (11)	58,666	0.06%
Saurabh Saha, M.D., Ph.D. (12)	4,445,635	4.25%
David Grainger, former Chief Innovation Officer (13)	1,272,703	1.26%
Gregory Weinhoff, M.D., M.B.A. (14)	1,051,023	1.04%
David Chao, Ph.D. (15)	743,616	0.73%
Iqbal Hussain (16)	704,385	0.70%
Antoine Yver, M.D., M.Sc. (17)	591,998	0.59%
Tia Bush (18)	548,030	0.54%
Karen Anderson (19)	145,216	0.14%
All directors and executive officers as a group (13 persons)	13,833,161	13.76%
* Represents beneficial ownership of less than one percent.

(1)Consists of (a) 4,398,519 ordinary shares held by Medicxi Ventures I LP, a Jersey limited partnership (“Medicxi Ventures I”), (b) 55,677 ordinary shares held by Medicxi Co-Invest I LP, a Jersey limited partnership (“Medicxi Co-Invest I”), (c) 3,936,970 ordinary shares held by Medicxi Growth I LP, a Jersey limited partnership (“Medicxi Growth I”), (d) 93,526 ordinary shares held by Medicxi Growth Co-Invest I LP, a Jersey limited partnership (“Medicxi Growth Co-Invest I”), (e) 11,197,303 ordinary shares held by Medicxi Secondary I LP, a Jersey limited partnership (“Medicxi Secondary I”), and (f) 281,162 shares held by Medicxi Secondary Co-Invest I LP, a Jersey limited partnership (“Medicxi Secondary Co-Invest I” and, together with Medicxi Ventures I, Medicxi Co-Invest I, Medicxi Growth I, Medicxi Growth Co-Invest I, Medicxi Secondary I and Medicxi Secondary Co-Invest I, the “Medicxi Funds”). Medicxi Ventures I GP Limited, a Jersey limited liability company (“MVI GP”), is the sole managing general partner of Medicxi Ventures I and Medicxi Co-Invest I, and Medicxi Ventures Management (Jersey) Limited, a Jersey limited liability company (“Medicxi Manager”), is the sole manager of Medicxi Ventures I and Medicxi Co-Invest I. MVI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Ventures I and Medicxi Co-Invest I. Medicxi Growth I GP Limited, a Jersey limited liability company (“MGI GP”), is the sole managing general partner of Medicxi Growth I and Medicxi Growth Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Growth I and Medicxi Growth Co-Invest I. MGI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Growth I and Medicxi Growth Co-Invest I. Medicxi Secondary I GP Limited, a Jersey limited liability company (“MSI GP”), is the sole managing general partner of Medicxi Secondary I and Medicxi Secondary Co-Invest I, and Medicxi Manager is the sole manager of Medicxi Secondary I and Medicxi Secondary Co-Invest I. MSI GP and Medicxi Manager may be deemed to have voting and dispositive power over the shares held by Medicxi Secondary I and Medicxi Secondary Co-Invest I. Francois Chesnay, Andrew Wignall, Richard Lee, Giles Johnstone-Scott, Gailina Liew, and Nigel Crocker are members of the board of directors of the Medicxi Manager, and investment and voting decisions with respect to the shares held by the Medicxi Funds are made by such directors collectively. Medicxi Ventures (UK) LLP and Medicxi Ventures (Jersey) Limited act as sub-advisers to Index Ventures Life VI (Jersey) Limited, which acts as the adviser to Index Ventures Life VI (Jersey) LP, and as such the Medicxi Funds, Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP may be deemed to be members of a “group” as defined in Rule 13d-5 of the Exchange Act (see note (2) below). The share ownership reported by the Medicxi Funds does not include any shares beneficially owned by Index Ventures Life VI (Jersey) LP and Yucca (Jersey) SLP, and each of the Medicxi Funds and their affiliates disclaim beneficial ownership of the securities beneficially owned by Index Ventures Life VI (Jersey) LP, Yucca (Jersey) SLP and their affiliates. The address of the principal business office of each of the Medicxi Funds is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.
(2)Consists of (i) 9,812,368 ordinary shares held by Index Ventures Life VI (Jersey) LP, a Jersey limited partnership (“Index Ventures Life VI”), and (ii) 149,421 ordinary shares held by Yucca (Jersey) SLP, a Jersey separate limited partnership (“Yucca”). Index Venture Life Associates VI Limited, a Jersey limited liability company (“Index Venture Life VI GP”), is the managing general partner of Index Ventures Life VI. Yucca administers the Index Ventures Life VI co-investment vehicle that is contractually required to mirror the investment in the shares by Index Ventures Life VI. Index Venture Life VI GP may be deemed to have voting and dispositive power over the shares held by Index Ventures Life VI and Yucca. David Hall, Phil Balderson, Brendan Boyle and Luke Aubert are members of the board of directors of Index Venture Life VI GP, and investment and voting decisions with respect to the shares held by Index Ventures Life VI are made by such directors collectively and investment and voting decisions with respect to the shares held by Yucca are deemed to be made by such directors collectively. Medicxi Ventures (UK) LLP and Medicxi Ventures (Jersey) Limited act as sub-advisers to Index Ventures Life VI (Jersey) Limited, which acts as the adviser to Index Ventures Life VI, and as such the Medicxi Funds, Index Ventures Life VI and Yucca may be deemed to be members of a “group” as defined in Rule 13d-5 of the Exchange Act (see note (1) above). The share ownership reported by Index Ventures Life VI and Yucca does not include any shares beneficially owned by the Medicxi Funds, and each of Index Ventures Life VI and Yucca and their affiliates disclaim beneficial ownership of the securities beneficially owned by the Medicxi Funds and their affiliates. The address of the principal business office of Index Ventures Life VI is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG. The address of the principal business office of Yucca is c/o EFG Fund Administration Limited, 5th Floor, 44 Esplanade, St Helier, Jersey, JE1 3FG.
(3)Represents 9,681,818 ordinary shares held by General Atlantic UM B.V. (“GA UM”). GA UM is a wholly owned subsidiary of General Atlantic Coöperatief U.A. (“GA Coop UA”). The members that share beneficial ownership of the shares held by GA UM through GA Coop UA are the following General Atlantic investment funds (the “GA Funds”): General Atlantic Partners (Bermuda) IV, L.P. (“GAP Bermuda IV”), General Atlantic Partners (Bermuda) EU, L.P. (“GAP Bermuda EU”), General Atlantic Partners (Lux), SCSp (“GAP Lux”) and General Atlantic Cooperatief, L.P. (“GA Coop LP”). The general partner of GAP Lux is General Atlantic GenPar (Lux) SCSp (“GA GenPar Lux”) and the general partner of GA GenPar Lux is General Atlantic (Lux) S.à r.l. (“GA Sarl”). The general partner of GAP Bermuda IV and GAP Bermuda EU and the sole shareholder of GA Sarl is General Atlantic GenPar (Bermuda), L.P. (“GenPar Bermuda”). GAP (Bermuda) L.P. (“GAP Bermuda”), which is controlled by the management committee of GASC MGP, LLC (the “Management Committee*”), is the general partner of GenPar Bermuda and GA Coop LP. The Management Committee is comprised of senior Managing Directors of General Atlantic, including CEO and Chairman William E. Ford, GA UM, GA Coop UA, GA GenPar Lux, GA Sarl, GenPar Bermuda, GAP Bermuda, and the GA Funds are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. The mailing address of GA Coop LP, GAP Bermuda IV, GAP Bermuda EU, GenPar Bermuda, and GAP Bermuda is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The mailing address of GA Coop UA and GA UM is Prinsengracht 769, 1017 JZ, Amsterdam, Netherlands. The mailing address of GAP Lux, GA GenPar Lux and GA Sarl is Luxembourg is 412F, Route d’Esch, L-1471 Luxembourg. Each of the members of the Management Committee disclaims ownership of the shares except to the extent that he has a pecuniary interest therein. *The Management Committee is being renamed to the Partnership Committee, effective pending regulatory approvals.
(4)Based on a Schedule 13G/A filed with the SEC on February 14, 2024, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owns 4,624,752 ordinary shares underlying ADSs it directly owns, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owns 3,570,959 ordinary shares underlying ADSs it directly owns, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) beneficially owns 452,584 ordinary shares underlying ADSs it directly owns. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the 4,624,752 ordinary shares underlying ADSs beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the 3,570,959 ordinary shares underlying ADSs beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 452,584 ordinary shares underlying ADSs beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 8,195,711 ordinary shares underlying ADSs beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 8,774,570 ordinary shares underlying ADSs beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in a certain Partners managed account (the “Partners Managed Account”), including 126,275 ordinary shares underlying ADSs held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 8,774,570 ordinary shares underlying ADSs beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 8,774,570 ordinary shares underlying ADSs beneficially owned by BVF Inc. BVF GP disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the ordinary shares underlying ADSs beneficially owned by BVF, BVF2 and Trading Fund OS and the ordinary shares underlying the ADSs held in the Partners Managed Account. The address for BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, CA

94104. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(5)Based on a Schedule 13G/A filed with the SEC on February 14, 2024, EcoR1 Capital, LLC (“EcoR1”) has shared dispositive power and shared voting power with respect to 5,618,779 ordinary shares underlying ADSs, Oleg Nodelman (“Nodelman”) has shared dispositive power and shared voting power with respect to 5,618,779 ordinary shares underlying ADSs, and EcoR1 Capital Fund Qualified, L.P. (“ECFP”) has shared dispositive power and shared voting power with respect to 5,239,653 ordinary shares underlying ADss. ECFP is not a member of a group and disclaims membership in a group. The address of EcoR1, ECFP and Mr. Nodelman is 357 Tehama Street #3, San Francisco, CA 94103.
(6)Consists of (i) 3,825,659 ordinary shares held by Vida Ventures II, LLC (“Vida II Main Fund”), (ii) 106,159 ordinary shares held by Vida Ventures II-A, LLC (“Vida II Parallel Fund”, and together with the Vida II Main Fund, “Vida II”) and (iii) 108,985 ordinary shares underlying options directly held by Dr. Goyal. VV Manager II, LLC (“VV Manager II”) is the manager of Vida II. Arie Belldegrun, Fred Cohen, and Leonard Potter are the members of the management committee of VV Manager II (the “Management Committee”) and Arie Belldegrun, Fred Cohen, Stefan Vitorovic, Arjun Goyal, Helen Kim, Rajul Jain, and Joshua Kazam are the members of the investment committee of VV Manager II (the “Investment Committee”). Each of the Management Committee, the Investment Committee and the respective members thereof may be deemed to share voting and dispositive power over the shares held by Vida II. VV Manager II, the Management Committee, the Investment Committee and each member of each of the Management Committee and Investment Committee disclaims beneficial ownership over the securities held of record by Vida II. The address of all entities affiliated with Vida is 40 Broad Street, Suite 201, Boston, MA 02109.
(7)Consists of 217,387 ordinary shares underlying options directly held by Dr. Hedley exercisable within 60 days of March 19, 2024.
(8)Consists of 217,387 ordinary shares underlying options directly held by Dr. Kulkarni exercisable within 60 days of March 19, 2024.
(9)Consists of 204,358 ordinary shares underlying options directly held by Ms. Stuckley exercisable within 60 days of March 19, 2024.
(10)Consists of 108,985 ordinary shares underlying options directly held by Dr. Zbar exercisable within 60 days of March 19, 2024. Dr. Zbar holds such options solely for the benefit of General Atlantic Service Company, L.P. Dr Zbar disclaims beneficial ownership of the options and the underlying ordinary shares, except to the extent of his pecuniary interest therein, if any.
(11)Consists of 58,666 ordinary shares underlying options directly held by Dr. Hukkelhoven exercisable within 60 days of March 19, 2024.
(12)Consists of (i) 301,700 ordinary shares held by Dr. Saha, (ii) 38,000 ordinary shares held by a trust, for which Dr. Saha and his spouse serve as trustees, (iii) 4,030,935 ordinary shares underlying options directly held by Dr. Saha exercisable within 60 days of March 19, 2024, and (iv) 75,000 ordinary shares underlying restricted stock units held by Dr. Saha exercisable within 60 days of March 19, 2024.
(13)Consists of (i) 864,890 ordinary shares held by Dr. Grainger, (ii) 370,313 ordinary shares underlying options directly held by Dr. Grainger exercisable within 60 days of March 19, 2024, (iii) 10,000 ordinary shares underlying restricted stock units held by Dr. Grainger exercisable within 60 days of March 19, 2024, and (iv) 27,500 ordinary shares held by RxCelerate Limited of which Dr. Grainger is a member of the board of directors.
(14)Consists of (i) 95,703 ordinary shares held by Dr. Weinhoff, (ii) 679,256 ordinary shares underlying options directly held by Dr. Weinhoff exercisable within 60 days of March 19, 2024, (iii) 23,000 ordinary shares underlying restricted stock units held by Dr. Weinhoff exercisable within 60 days of March 19, 2024, and (iii) 253,064 ordinary shares underlying options held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust, exercisable within 60 days of March 19, 2024.
(15)Consists of (i) 95,971 ordinary shares held by Dr. Chao, (ii) 23,000 ordinary shares underlying restricted stock units held by Dr. Chao exercisable within 60 days of March 19, 2024, and (iii) 624,645 ordinary shares underlying options directly held by Dr. Chao exercisable within 60 days of March 19, 2024.
(16)Consists of (i) 63,225 ordinary shares held by Mr. Hussain, (ii) 5,500 ordinary shares held by Mr. Hussain's spouse, (iii) 16,000 ordinary shares underlying restricted stock units held by Mr. Hussain exercisable within 60 days of March 19, 2024, and (iv) 619,660 ordinary shares underlying options directly held by Mr. Hussain exercisable within 60 days of March 19, 2024.
(17)Consists of (i) 184,090 ordinary shares held by Dr. Yver, (ii) 243,220 outstanding ordinary shares subject to a right of repurchase by the Company held by Dr. Yver, (iii) 10,000 ordinary shares underlying restricted stock units held by Dr. Yver exercisable within 60 days of March 19, 2024, and (iv) 154,688 ordinary shares underlying options directly held by Dr. Yver exercisable within 60 days of March 19, 2024.
(18)Consists of (i) 55,333 ordinary shares held by Ms. Bush, (ii) 14,000 ordinary shares underlying restricted stock units held by Ms. Bush exercisable within 60 days of March 19, 2024 and (iii) 478,697 ordinary shares underlying options directly held by Ms. Bush exercisable within 60 days of March 19, 2024.
(19)Consists of 6,160 ordinary shares held by Ms. Anderson and 139,056 ordinary shares underlying options directly held by Ms. Anderson exercisable within 60 days of March 19, 2024.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plans
The following table sets forth information as of December 31, 2023 regarding ordinary shares that may be issued under our equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,328,530 (2)	$7.09 (3)	10,960,952 (4)
Equity compensation plans not approved by security holders (5)	—	—	—
Total	18,328,530	$7.09	10,960,952
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
(2)Includes restricted share awards and units that were not vested as of December 31, 2023 and stock options granted under the 2021 Plan.
(3)The weighted average exercise price is calculated solely on outstanding stock options.
(4)Consists of shares available for future issuance under the ESPP and the 2021 Plan. As of December 31, 2023, 2,708,315 shares were available for issuance under the ESPP and 8,252,636 shares were available for issuance under the 2021 Plan. Excludes 4,938,741 additional ordinary shares that were added to the number of shares that may be issued under the 2021 Plan pursuant to an automatic increase effective January 1, 2024.
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
Master Services agreements with drug discovery companies affiliated with David Grainger, former Chief Innovation Officer
The Company has entered into Master Services agreements with certain drug discovery companies affiliated with David Grainger, who served as the Company’s Chief Innovation Officer in October 2021 through December 31, 2023.

These companies include RxCelerate Limited, RxBiologics Limited and The Foundry (Cambridge) Limited, of which David Grainger is a director and shareholder. The Company incurred research and development costs associated with these contracts as follows in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Research and development	$5,360	$7,373
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
Centessa incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit fees (1)	$1,443,000	$1,449,500
Audit-related fees (2)	103,000	76,302
Tax fees	—	—
All other fees (3)	2,430	2,430
Total fees	$1,548,430	$1,528,232

(1)Audit fees for the fiscal years ended December 31, 2023 and 2022 include fees for the audit of the Company's annual financial statements, the review of interim financial statements included in quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings, such as statutory audits and services in connection with filings with the SEC.
(2)Audit-related fees for the fiscal years ended December 31, 2023 and 2022 consist of professional services rendered in connection with the Company’s implementation of an Oracle system.
(3)All other fees for the fiscal years ended December 31, 2023 and 2022 consist of an annual license for the use of accounting research software.
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
During our 2023 and 2022 fiscal years, all services provided to us by KPMG LLP were pre-approved in accordance with the policies and procedures described above.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits:

Exhibit number	Description of exhibit

3.1*
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445))..

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.3	Description of Registrant’s Securities. (incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed on March 30, 2023 (File No. 001-40445)).
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

10.13#
Employment Agreement, dated as of March 30, 2022, between the registrant and Gregory M. Weinhoff, MD, MBA (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.14†#
Incentivization agreement, dated January 23, 2021, by and between LockBody Therapeutics Ltd, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.15†#
Incentivization agreement, dated January 23, 2021, by and between Z Factor Limited, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.16
Note Purchase Agreement, dated October 1, 2021 by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021 (File No. 001-40445).

10.17
Amendment to Note Purchase Agreement and Waiver, dated February 11, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.18
Amendment to Note Purchase Agreement, dated November 7, 2022, by and between the Registrant, the Purchasers party thereto and Cocoon SA LLC. (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed on March 30, 2023 (File No. 001-40445)).

10.19
Amendment to Note Purchase Agreement, effective as of June 23, 2023, by and between the Registrant, the Registrant’s subsidiaries party thereto, as guarantors, and the Purchasers party thereto and Cocoon SA LLC. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-40445)).

10.20
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445))..

10.21#
Employment Agreement, dated as of March 30, 2022, between the registrant and David Chao. (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed on March 30, 2023 (File No. 001-40445)).

10.22†#	Employment Agreement, dated as of April 16, 2021, between the registrant and Antoine Yver.
10.23†#	Employment Agreement, dated as of October 1, 2021, between the registrant and David Grainger.
21.1	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

CENTESSA PHARMACEUTICALS PLC

Date: March 28, 2024	By:	/s/ Saurabh Saha, M.D., Ph.D.
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

Signature	Title	Date

/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 28, 2024
/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
/s/ Francesco De Rubertis, Ph.D.
Name: Francesco De Rubertis, Ph.D.	Director	March 28, 2024
/s/ Arjun Goyal, M.D., M.Phil, M.B.A.
Name: Arjun Goyal, M.D., M.Phil, M.B.A.	Director	March 28, 2024
/s/ Mathias Hukkelhoven, Ph.D.
Name: Mathias Hukkelhoven Ph.D.	Director	March 28, 2024
/s/ Brett Zbar, M.D
Name: Brett Zbar, M.D.	Director	March 28, 2024
/s/ Mary Lynne Hedley, Ph.D.
Name: Mary Lynne Hedley, Ph.D.	Director	March 28, 2024
/s/ Samarth Kulkarni, Ph.D.
Name: Samarth Kulkarni, Ph.D.	Director	March 28, 2024
/s/ Carol Stuckley, M.B.A.
Name: Carol Stuckley, M.B.A.	Director	March 28, 2024