Form 10-Q
period 2024-03-31
Centessa Pharmaceuticals plc
filed 2024-05-13
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 113,044,244 ordinary shares as of May 3, 2024.

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
•Business interruptions resulting from the Russia-Ukraine war and the Middle East conflict(s) could cause a disruption in the development of our product candidates and adversely impact our business.
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
•our expectations relating to the Phase 1 first-in-human, clinical trial of ORX750, including the predicted timing of enrollment, the predicted efficacious doses of ORX750 and our ability to successfully conduct our clinical development of ORX750;
•the safety and tolerability profile of our product candidates;
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
•the impact of the Russia-Ukraine war, the Middle East conflict(s) and tensions in U.S.-China relations on our business and operations;
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
•legal and regulatory developments in the United States, the European Union, the United Kingdom and other jurisdictions;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,218	$128,030
Short-term investments	111,959	128,519
Tax incentive receivable	36,292	37,818
Prepaid expenses and other current assets	18,007	20,725
Total current assets	284,476	315,092
Property and equipment, net	952	1,039
Operating lease right-of-use assets	11,694	11,914
Deferred tax asset	29,166	29,647
Other, net	1,883	2,554
Total assets	$328,171	$360,246
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,499	$11,815
Accrued expenses and other current liabilities	19,936	27,570
Total current liabilities	27,435	39,385
Long term debt	76,800	75,700
Operating lease liabilities	8,744	8,888
Other liabilities	29	29
Total liabilities	113,008	124,002
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 152,500,000 shares authorized, 100,481,993 issued and outstanding at March 31, 2024: 152,500,000 shares authorized, 98,774,827 issued and outstanding at December 31, 2023	277	273
Additional paid-in capital	1,004,254	987,423
Accumulated other comprehensive loss	1,623	1,493
Accumulated deficit	(790,991)	(752,945)
Total shareholders’ equity	215,163	236,244
Total liabilities and shareholders' equity	$328,171	$360,246

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating expenses:
Research and development	$22,652	$32,826
General and administrative	13,438	16,051
Loss from operations	(36,090)	(48,877)
Interest income	2,591	2,531
Interest expense	(2,529)	(2,345)
Other (expense) income, net	(1,537)	(1,346)
Loss before income taxes	(37,565)	(50,037)
Income tax expense	481	677
Net loss	(38,046)	(50,714)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(25)	898
Unrealized gain on available for sale securities, net of tax	155	—
Other comprehensive income	130	898

Total comprehensive loss	$(37,916)	$(49,816)

Net loss per ordinary share - basic and diluted	$(0.38)	$(0.53)
Weighted average ordinary shares outstanding - basic and diluted	99,887,720	94,937,904

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	176,460	—	955	—	—	955
Share-based compensation expense	—	—	8,154	—	—	8,154
Vesting of ordinary shares	480,926	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(200,220)	—	(1,929)	—	—	(1,929)
Foreign currency translation adjustments	—	—	—	(25)	—	(25)
Unrealized gain on available for sale securities, net of tax	—	—	—	155	—	155
Net loss	—	—	—	—	(38,046)	(38,046)
Balance at March 31, 2024	100,481,993	$277	$1,004,254	$1,623	$(790,991)	$215,163

Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Share-based compensation expense	—	—	7,190	—	—	7,190
Vesting of ordinary shares	332,292	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(72,436)	—	(282)	—	—	(282)
Foreign currency translation adjustments	—	—	—	898	—	898
Net loss	—	—	—	—	(50,714)	(50,714)
Balance at March 31, 2023	95,103,247	$266	$946,168	$(599)	$(652,574)	$293,261

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(38,046)	$(50,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,154	7,190
Depreciation and amortization	240	89
Change in fair value of financial instruments	1,100	1,800
Change in deferred taxes	434	—
Changes in operating assets and liabilities:
Tax incentive receivable	1,209	4,306
Prepaid expenses and other assets	3,212	1,074
Operating leases, net	76	—
Accounts payable	(4,250)	(1,815)
Accrued expenses and other liabilities	(9,415)	(9,768)
Net cash used in operating activities	(37,286)	(47,838)

Cash flows from investing activities:
Purchases of investments in marketable securities	(19,999)	(86,248)
Proceeds from redemption of investments in marketable securities	36,761	—
Purchases of property and equipment	—	(88)
Net cash provided by (used in) investing activities	16,762	(86,336)

Cash flows from financing activities:
Proceeds from issuance of shares under ATM program, net of issuance costs	9,655	—
Proceeds from option exercises	838	—
Net cash provided by financing activities	10,493	—
Effect of exchange rate on cash and cash equivalents	219	518
Net decrease in cash and cash equivalents	(9,812)	(133,656)
Cash and cash equivalents at beginning of period	128,030	393,644
Cash and cash equivalents at end of period	$118,218	$259,988
Supplemental disclosure:
Interest paid	$2,529	$2,344
Income taxes paid	$—	$135
Operating lease payments reducing operating lease liabilities	$400	$—
ROU assets obtained in exchange for operating lease liabilities	$—	$9,711

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage pharmaceutical company that aims to discover, develop and ultimately deliver medicines that are transformational for patients. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the Company’s initial public offering, or IPO, the Company re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $791.0 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of March 31, 2024 of $230.2 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Shelf Registration Statement
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). In January 2024, the Company sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. As of March 31, 2024, the Company has sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of Centessa Pharmaceuticals plc and related notes which can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of March 31, 2024 and as of December 31, 2023;
•the Company’s results of operations for the three months ended March 31, 2024 and March 31, 2023; and
•the Company’s cash flows for the three months ended March 31, 2024 and March 31, 2023.
Operating results for the Company for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the 2023 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2023 filed with the SEC.
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
As of March 31, 2024, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the three-month periods ended March 31, 2024 and March 31, 2023 were $86 thousand and $37 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a straight-line basis over the term of the hosting arrangement. Amortization expense for the three months periods ended March 31, 2024 and March 31, 2023 were $154 thousand and $52 thousand, respectively.
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
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the three-month periods ended March 31, 2024 and 2023 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 5 - "Debt", as of March 31, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021, Oberland Capital has agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. In addition, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended March 31, 2024 and March 31, 2023, as they would be anti-dilutive:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Unvested ordinary shares	253,518	481,623
Restricted stock units	2,447,121	2,730,370
Stock options	18,716,239	15,978,480
	21,416,878	19,190,473
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024
Assets
Money Market fund	$26,700	$—	$—
U.S. Treasury securities	$111,959	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$76,800

December 31, 2023
Assets
Money Market fund	$28,339	$—	$—
U.S. Treasury securities	$128,519	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$75,700
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of March 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$26,700	$—	$—	$26,700

U.S. Treasury securities, included in:
Short-term investments	110,073	1,886	—	111,959
Total U.S. Treasury securities	$110,073	$1,886	$—	$111,959

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

Note Purchase Agreement
Balance at January 1, 2023	$69,800
Change in fair value	5,900
Balance at December 31, 2023	$75,700
Change in fair value	1,100
Balance at March 31, 2024	$76,800
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the three months ended March 31, 2024, the Company recorded an unrealized loss of $1.1 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other (Expense) Income, net in the consolidated statement of operations and comprehensive loss. The unrealized loss primarily reflects the accretion of discount.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Research and development expenses	$14,611	$16,123
Insurance related expenses	716	1,651
Value added tax receivable	883	1,330
Other	1,797	1,621
	$18,007	$20,725

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Research and development expenses	$14,538	$18,814
Personnel related expenses	2,860	6,733
Professional fees	1,482	1,072
Operating lease	528	505
Other	528	446
	$19,936	$27,570
Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$734	$734
Office furniture	724	724
Other	43	43
Property and equipment, at cost	1,501	1,501
Less: Accumulated depreciation	(549)	(462)
Property and equipment, net	$952	$1,039

The following table provides a reconciliation of current period changes, net of applicable income taxes, for unrealized gains on available for sale securities presented in accumulated other comprehensive income (amounts in thousands):

Three Months Ended March 31, 2024
Beginning balance	$1,290
Current period increase in fair value, net of tax of $0.3 million	874
Reclassifications to net loss, net of tax of $0.2 million	(719)
Ending balance	$1,445
5. Debt
Debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Note Purchase Agreement	$76,800	$75,700
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
As of March 31, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), the Purchasers have agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA.
The notes under the NPA will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the three months ended March 31, 2024 was 13.3% per annum compared with an average interest rate of 12.50% per annum over the three months ended March 31, 2023.
The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
Upon the first regulatory approval of any of the Company’s product candidates by either the FDA or the European Medicines Agency (“EMA”), the Company is obligated to pay the Purchasers an amount equal to 30% of the aggregate principal amount issued under the Notes by the Company (the “Milestone Payment”). The Milestone Payment shall be paid in quarterly installments over 5 years beginning on the earlier of (i) the date of the first commercial sale following such regulatory approval; and (ii) the six month anniversary of such regulatory approval. The Milestone Payment is triggered one time only, and applies only to the Company’s first product to obtain regulatory approval.
The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 175% of the principal amount issued under the notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of March 31, 2024, the Company has made cumulative payments under the NPA, including interest payments, totaling $21.2 million.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
6. Commitments and Contingencies
Commitments
As of March 31, 2024, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $68.7 million, of which the Company expects to pay $51.6 million within one year and $17.1 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of March 31, 2024, the Company has recognized an operating lease right-of-use asset, net of $11.7 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.3 million. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option.
The following table provides balance sheet information related to leases as of March 31, 2024 (amounts in thousands):

March 31, 2024
Assets:
Operating lease, right-of-use asset	$11,694

Liabilities:
Current portion of operating lease liabilities	$528
Operating lease liabilities, net of current portion	8,744
Total operating lease liabilities	$9,272
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of March 31, 2024:

March 31, 2024
Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$499	$—
Variable lease cost	5	27
Short term lease cost	1	27
Sublease income	(88)	—
Total operating lease cost	$417	$54

Future lease payments under non-cancelable operating leases as of March 31, 2024 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2024	$1,201	$262
2025	1,634	355
2026	1,667	362
2027	1,700	370
2028	1,734	345
Thereafter	7,290	—
Total	$15,226	$1,694
Less: Imputed interest	(5,954)
Present value of lease liabilities	$9,272
Less: current portion	(528)
Lease liabilities, net of current portion	$8,744
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. As of March 31, 2024, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa is obligated to make up to $4.8 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of March 31, 2024 were 9,445,643.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Research and development	$3,725	$3,284
General and administrative	4,429	3,906
	$8,154	$7,190
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2024	16,069,015	$7.09	7.9 years
Granted	2,874,100	$8.10
Exercised	(176,460)	$5.41
Forfeited	(50,416)	$8.18
Balance at March 31, 2024	18,716,239	$7.25	8.0 years
Exercisable at March 31, 2024	9,250,365	$7.41	7.3 years
Vested and expected to vest at March 31, 2024	18,716,239	$7.25	8.0 years
The weighted-average grant date fair value of options granted was $5.57 per share for the three months ended March 31, 2024. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $41.1 million, which the Company expects to recognize over a weighted-average period of 2.6 years.
Based on the trading price of $11.30 per ADS, which is the closing price as of March 31, 2024, the aggregate intrinsic value of options as of March 31, 2024 was $81.2 million.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
During the three months ended March 31, 2024, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	5.9 years
Expected stock price volatility	76.3%
Risk-free interest rate	3.8%
Expected dividend yield	0%
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
The following table summarizes ordinary share activity related to the restricted stock programs for the three months ended March 31, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	310,052		1,949,463
Granted	—	n/a	938,850	$8.01
Vested	(56,534)		(424,392)
Forfeited	—		(16,800)
Unvested at March 31, 2024	253,518		2,447,121

Unrecognized compensation expense at March 31, 2024 (in thousands)	$4,632		$13,575
Expected weighted average recognition period	1.1 years		2.9 years
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of March 31, 2024, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,415.
8. Subsequent Event
On April 26, 2024 and May 3, 2024, the Company completed an offering of its ordinary shares through the sale and issuance of a cumulative 12,390,254 ADSs, at an offering price of $9.25 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf noted above. The Company estimates that the net proceeds of this offering, after deducting underwriting discounts and commissions and estimated offering expenses, will be approximately $107.2 million. The Company intends to use the net proceeds from the offering, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto, included elsewhere herein and the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our Annual Report on Form 10-K (the “2023 Annual Report”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Hemophilia Program: SerpinPC, our most advanced product candidate, is an investigational, potentially first-in-class subcutaneously administered novel inhibitor of activated protein C (“APC”) for hemophilia. SerpinPC has a novel mechanism of action (“MoA”) designed to prevent and reduce bleeds. To date, clinical data from our ongoing Phase 2a studies in hemophilia A (“HA”) and hemophilia B (“HB”) subjects has shown SerpinPC to have a favorable safety and tolerability profile, as well as evidence of sustained efficacy in patients with hemophilia, as measured by a reduction in the all-bleeds annualized bleed rates (“ABRs”). Based on these data, we believe SerpinPC has the potential to be a first-in-class subcutaneously administered therapy with a differentiated safety profile for individuals with hemophilia, subject to regulatory review and approval.
We are currently evaluating SerpinPC in the PRESent registrational studies for HB with and without inhibitors. We dosed the first subject in Part 1 of the registrational PRESent-2 study of moderately severe to severe HB without inhibitors, and severe HA with or without inhibitors in July 2023, and dosed the first subject in the registrational PRESent-3 study of HB with inhibitors in October 2023. For PRESent-2, we plan to review data from Part 1 of the study (interim analysis) this year, with the goal of confirming a dose and advancing to Part 2 of the study. Thereafter, we plan to share data from Part 1 at a medical conference in late 2024 or early 2025. The primary endpoint of the PRESent-2 study is the rate of treated bleeds (expressed as ABR) during the first 24 weeks of treatment with SerpinPC (Part 2) compared to the observation period.
In parallel to the ongoing PRESent registrational studies, we continue to work with the U.S. Food and Drug Administration (“FDA”) and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support HB, with and without inhibitors, as the initial indication for SerpinPC. The FDA granted SerpinPC Orphan Drug Designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Orexin Receptor 2 (“OX2R”) Agonist Program: ORX750 is an investigational, orally administered, selective OX2R agonist designed to directly target the underlying pathophysiology of orexin neuron loss in narcolepsy type 1 (“NT1”) and to address sleep-wake disorders with normal orexin levels such as narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”). In October 2023, we shared a robust set of preclinical data which we believe support ORX750’s potential as a best-in-class OX2R agonist for the treatment of NT1, NT2 and other sleep-wake disorders, including IH. Following clearance of our Investigational New Drug application (“IND”) from the FDA in April 2024, we recently initiated a Phase 1 first-in-human (“FIH”), clinical trial of ORX750 for the treatment of narcolepsy. The Phase 1 study will evaluate the safety, tolerability and pharmacokinetics (“PK”) of single-ascending doses (“SAD”) and multiple-ascending doses (“MAD”) of ORX750 in healthy adult subjects. In parallel to the SAD, a cross-over pharmacodynamic (“PD”) assessment will be performed utilizing the

Maintenance of Wakefulness Test (“MWT”) and Karolinska Sleepiness Scale (“KSS”) in acutely sleep-deprived healthy adult subjects which is intended to provide proof-of-concept (“PoC”) data to enable dose selection for NT1, NT2 and IH indications. The study has a maximum exposure limit specified by the FDA which we believe significantly exceeds the predicted efficacious doses of ORX750 in indications associated with or without orexin loss; therefore, we do not expect this limit to affect any of the planned clinical development activities for ORX750. The limit was based on a convulsion seen in a single canine at the maximum dose tested in a non-GLP dose range finding study. We expect to share PoC data in acutely sleep-deprived healthy volunteers in the second half of 2024.
We are also exploring follow-up orexin agonists for potential expansion opportunities into a range of sleep-wake disorders and broader neurological indications.
LockBody® Technology Platform: Leveraging our proprietary LockBody® technology, we are pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 and CD3 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. Following clearance of our IND application from the FDA in January 2023, we initiated a Phase 1/2a FIH, open-label, multicenter, dose escalation study with expansion cohorts to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors. This study consists of 2 parts: FIH dose escalation and dose optimization (Part 1a and Part 1b, respectively) and dose expansion (Part 2). Part 1 will evaluate LB101 monotherapy in subjects with selected, advanced solid tumors and determine the recommended dose(s) for expansion for Part 2. The design of Part 2 depends on the results of Part 1 and will further evaluate the safety, efficacy, tolerability, PK, and immune response of LB101. This study is also expected to provide insights into the performance of our LockBody technology platform in a clinical setting. We dosed the first subject with LB101 in March 2023.
Other Assets: Our other assets consist of earlier-stage preclinical and discovery-stage assets. Where applicable, we expect to provide updates on preclinical assets as they advance toward clinical studies.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic transactions around certain product candidates, targets, geographies, or disease areas.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.2 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of March 31, 2024 of $230.2 million plus the net proceeds from our offering of ADSs in April 2024, to fund our operations into mid-2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).
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

Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2024 and March 31, 2023 (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating expenses:
Research and development	$22,652	$32,826
General and administrative	13,438	16,051
Loss from operations	(36,090)	(48,877)
Interest income	2,591	2,531
Interest expense	(2,529)	(2,345)
Other (expense) income, net	(1,537)	(1,346)
Loss before income tax expense	(37,565)	(50,037)
Income tax expense	481	677
Net loss	$(38,046)	$(50,714)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Prioritized programs:
SerpinPC	$11,862	$11,932
LB101/LockBody technology platform	4,170	12,028
OX2R	4,652	3,821
Discontinued programs	80	3,106
Non-asset specific costs:
Personnel expenses	9,324	8,846
Research tax incentives	(7,860)	(7,463)
Other preclinical and clinical development expenses	424	556
Research and development expenses	$22,652	$32,826
Research and development expenses for the three months ended March 31, 2024 were $22.7 million, compared with $32.8 million for the three months ended March 31, 2023. The decrease in research and development expenses reflects lower costs related to discontinued programs as well as lower expenditures ($7.9 million) for our LB101 program and LockBody technology platform, as the first quarter of 2023 included initial costs associated with the launch of a Phase 1/2a clinical trial of LB101 as well as higher LockBody platform discovery-related activities. Personnel expenses in the first three months of 2024 increased $0.5 million compared to the first three months ended March 31, 2023 primarily driven by higher share-based compensation expense.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Personnel expenses	$7,407	$7,671
Legal and professional fees	3,331	4,178
Other expenses	2,700	4,202
	$13,438	$16,051
General and administrative expenses for the three months ended March 31, 2024 was $13.4 million, compared to $16.1 million for the three months ended March 31, 2023 primarily reflecting a favorable comparison as the first quarter of 2023 included enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees associated with entering into the ATM facility. Personnel expenses in the first three months of 2024 decreased $0.3 million compared with the first three months of 2023, reflecting lower salary costs driven by lower headcount partially offset by higher share-based compensation expense of $0.5 million.
Interest Income and Interest Expense
For the three months ended March 31, 2024, interest income was $2.6 million, which was up $0.1 million from the three months ended March 31, 2023, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. At the end of March 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $2.5 million in the first three months of 2024, up $0.2 million from the first three months of 2023, as a result of a higher average interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the three months ended March 31, 2024 was a net expense of $1.5 million, mainly reflecting a loss of $1.1 million related to remeasuring the Note Purchase Agreement at fair value at March 31, 2024 as well as foreign currency transaction losses. Other expense, net for the three months ended March 31, 2023 was $1.3 million, primarily reflecting an $1.8 million loss related to remeasuring the Note Purchase Agreement at fair value at March 31, 2023, partially offset by foreign currency transaction gains of $0.5 million.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.2 million, of which $118.2 million was classified as cash and cash equivalents and $112.0 million was classified as short-term investments on our Consolidated Balance Sheet. Since the end of the first quarter of 2023, we have invested excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. As of March 31, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), the Purchasers have agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. The maturity date of the Oberland Capital Notes is October 4, 2027.
We filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. In January 2024, we sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. As of March 31, 2024, we had sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
On April 26, 2024 and May 3, 2024, we completed an offering of our ordinary shares through the sale and issuance of a cumulative 12,390,254 ADSs, at an offering price of $9.25 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf noted above. We estimate that the net proceeds of this offering, after deducting underwriting discounts and commissions and estimated offering expenses, will be approximately $107.2 million. We intend to use the net proceeds from the offering, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash (used in) provided by:
Operating activities	$(37,286)	$(47,838)
Investing activities	16,762	(86,336)
Financing activities	10,493	—
Exchange rate effect on cash and cash equivalents	219	518
Net decrease in cash and cash equivalents	$(9,812)	$(133,656)
Operating Activities
During the three months ended March 31, 2024, we used $37.3 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $38.0 million reduced by non-cash charges of $9.5 million, which included share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, cash used in operating activities during the three months ended March 31, 2024 included net outflows of approximately $9.2 million related to paying down net payables during the period.
During the three months ended March 31, 2023, net cash used in operating activities was $47.8 million, reflecting a net loss of $50.7 million, partially offset by non-cash net charges of $9.1 million for share-based compensation, depreciation and amortization expense and changes in the fair value of financial instruments and a decrease of $6.2 million of net operating liabilities.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $16.8 million, largely reflecting the net redemption of short-term marketable securities. During the three months ended March 31, 2023, net cash used in investing activities was $86.3 million, largely reflecting the investment of excess cash in U.S. Treasury securities presented as short-term investments.

Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $10.5 million, primarily reflecting the proceeds from the ATM program.
Funding Requirements
We expect aggregate expenses in 2024 to be similar to 2023 as we continue to fund the registration studies and BLA-enabling activities for SerpinPC and increase spending on ORX750 development activities, offset by lower spending on LB101 development and LockBody platform activities. In future years, we expect expenses to increase as we continue further development of our product candidates and ultimately seek marketing approval for any current and future product candidates. In addition we will begin to incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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

Contractual Obligations and Other Commitments
As of March 31, 2024, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2021, we acquired the ownership interests of our Centessa Subsidiaries. These Centessa Subsidiaries historically operated as independent entities with generally separate management and operational teams. As a result, we have needed to expend significant resources and efforts in integrating the operations of these Centessa Subsidiaries into our larger organization, and such integration activities may be challenging due to the number of Centessa Subsidiaries acquired and the heterogeneity of their historical operations. For example, these Centessa Subsidiaries’ programs span a range of therapeutic modalities and are designed to address a variety of disease areas. In addition, the Centessa Subsidiaries have conducted their business in a variety of jurisdictions in the U.S. and Europe. All of our Centessa Subsidiaries have had historical relationships with different licensors, contract organizations and other third-party vendors.
Each Centessa Subsidiary historically had its own operational, legal, financial and management controls, reporting systems and procedures and integrating such controls, reporting systems and procedures may be challenging and we may not be successful in doing so. We believe certain synergies may be achieved by harmonizing the operational, legal, financial and management controls, reporting systems and procedures but we may not be successful in our harmonization efforts and this may result in not only being unable to take advantage of synergies but expose us to additional operational, legal and financial risks and exposures associated with several levels of disparate systems and procedures. With limited resources, historically the Centessa Subsidiaries may not have dedicated sufficient resources to ensure its operational, legal, financial and management controls, reporting systems, compliance and other procedures met required standards and this may expose us to historical non-compliance investigations and liabilities, which may have a material adverse effect on our operations.

In mid-2023, we implemented a corporate consolidation of our U.S. and UK businesses in order to simplify our administrative operations, obtain operational efficiencies, generate administrative cost savings and improve the overall control environment. This reorganization transferred the business operations and assets of our UK subsidiaries (Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited) to Centessa Pharmaceuticals (UK) Limited. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. We intend to dissolve Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited over the coming months using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. Centessa Pharmaceuticals (UK) Limited, a wholly owned subsidiary of Centessa Pharmaceuticals plc, was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
As of May 3, 2024 we had 77 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of May 3, 2024, we had 77 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
As of March 31, 2024, we had $230.2 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments plus the net proceeds from our offering of ADSs in April 2024 to fund its operations into mid-2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
We expect to use our cash resources to fund the continued development and pre-commercialization costs of our clinical-stage product candidates; to fund continued development of the other assets in our pipeline, including designing and conducting preclinical studies and clinical trials, as well as funding discovery, manufacturing, research and development; to fund the acquisition of and drug development activities related to new programs; although we have no material agreements, commitments or understandings with respect to any in-license or acquisition, we have and plan to continue to evaluate such opportunities and engage in related discussions with other business entities from time to time; and the remainder for working capital and other general corporate purposes.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), which the Company did not exercise, and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at March 31, 2024 was 13.34% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have three product candidates that are in clinical development— SerpinPC, LB101, and ORX750. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, certain other orexin agonist programs have reported visual disturbances, drug induced liver injury (“DILI”) and other side-effects during clinical trials. There is no guarantee that ORX750 will not demonstrate the same or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including PRESent-5, the observational feeder study, PRESent-2 and PRESent-3 and studies or trials of LB101 and any other LockBody candidates, ORX750 and other orexin agonist molecules and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s) and tensions in U.S.-China relations.
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
•ability to monitor subjects adequately during and after treatment; and

•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability and geopolitical conflicts such as the Russia-Ukraine war, the Middle East conflict(s) and tensions in U.S.-China relations.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Regulatory agencies may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by FDA for our Phase 1 first-in-human clinical trial of ORX750, and this might result in a material delay to the current planned development of ORX750, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to develop or commercialize ORX750 in a timely manner or at all and consequently, our business could be substantially harmed. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug (or a “similar medicinal product” in the EU) treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, and the exclusivity period in the EU can be extended by two years when the results of pediatric studies are completed in accordance with a fully compliant pediatric investigation plan and reflected in the summary of product characteristics (SmPC). The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to EU legislation regarding orphan medicines are under consideration that, if implemented following the conclusion of the legislative process, have the potential to shorten the ten-year period of marketing exclusivity. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
We may not be able to submit INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed or may subject its approval to certain conditions.
Currently, certain of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development. We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. The FDA may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by the FDA for our Phase 1 first-in-human, clinical trial of ORX750, and this might result in a material delay to the current planned development of ORX750, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to conduct our ORX750 clinical trials and/or develop or commercialize ORX750 in a timely manner or at all and consequently, our business could be substantially harmed.

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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP for product manufacturing and compliance with GLP and GCP requirements for any studies that we conduct post-approval. In addition, manufacturers are required to comply with applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
We currently conduct and expect to continue to rely on third parties such as contract development and manufacturing organizations, or CMOs, and contract research organizations, or CROs, to manufacture our products and conduct our clinical trials. We do not currently have the ability to independently conduct large-scale clinical trials, such as a Phase 3 clinical trial, without assistance of third parties.
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
We and our CMOs, CROs and other vendors are required to comply with cGMP, GCP and GLP which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Union and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, EMA, MHRA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
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

We could experience manufacturing problems that result in delays or other material disruptions in our development or commercialization of our programs or otherwise harm our business.
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
In the U.S., legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers that have relationships with certain foreign governments or which pose a threat to national security. If these proposals become law, the potential downstream adverse impacts on entities having commercial relationships with any impacted biotechnology provider is unknown but may include supply chain disruptions or delays. If these proposals become law and any of our vendors become subject to any such laws, this may result in material delays or other disruptions to our development and/or commercial activities, add significant additional cost, require that we move our non-clinical and/or clinical development and/or manufacturing activities to alternative vendors, in each case, which may materially and adversely impact our ability to develop and manufacture our product candidates, conduct our clinical trials and/or commercialize our products in a timely manner, or at all, or result in unacceptable additional costs.
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JP Morgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. If any of our lenders, including Oberland, or counterparties to any such instruments were to be placed into receivership, we may be unable to access funds under the NPA. In addition, if any of our suppliers, including CROs and CMOs, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their existing or future obligations to us could be adversely affected.
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

Our internal computer systems have suffered, and our collaborators or other contractors or consultants may suffer from cybersecurity incidents or breaches, which could result in a material disruption of our product development programs.
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and our partners or other third parties may have access to such sensitive information or our systems or infrastructure in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security compromises or incidents, including cybersecurity incidents or breaches and to mitigate, detect, and remediate actual or potential vulnerabilities as well as security compromises or cybersecurity incidents, including breaches. Our internal computer systems and infrastructure (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from computer viruses, bugs, malware, unauthorized access, denial-of-service attacks, service interruptions, system malfunction (such as credential stuffing), social engineering attacks (such as phishing attacks), business email compromises, ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises, cybersecurity incidents or breaches from inadvertent or intentional actions by our employees, vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties.
In the past, Centessa Subsidiaries have experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business nor did they result in material loss, if any such material system failure, accident or cybersecurity compromises, incident, or breach were to occur in the future and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as impact to our systems and infrastructure necessary for our business operations or necessitating that we incur significant costs to address such failure, accident or security compromises, incidents, or breach or expose us to significant liability. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. A significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
To the extent that any disruption or cybersecurity compromise, incident, or breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against cybersecurity compromises, incidents and breaches. Even though we have taken security measures designed to protect against cybersecurity incidents and/or breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or cybersecurity compromises, incidents, or breaches, or militating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause cybersecurity compromises, incidents, or breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of cybersecurity incidents or breaches, and such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
Actual or perceived cybersecurity compromises, incidents, breaches or vulnerabilities, lack of appropriate information security safeguards and concerns regarding data privacy or cybersecurity may cause some of our actual or prospective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. Additionally, regulators could impose penalties and monetary fines against us for similar concerns, or we could incur other liability in connection with or resulting from litigation or governmental investigations and enforcement actions. The discontinuance of relationships with third parties, or the failure to meet the expectations of such third parties, and/or litigation, regulatory investigation or enforcement, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities arising out of such cybersecurity compromises, incidents, breaches or vulnerabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially and adversely affect our business.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business –

Government Regulation – Other United States Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Additionally, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law, effective March 31, 2024, that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that specifically regulate biometric data. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
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
As of March 31, 2024, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 58.4% of our voting shares as of March 31, 2024. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of March 31, 2024, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 9,445,643 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development (“R&D”) tax relief program. For accounting periods prior to April 1, 2024 this consisted of two programs: the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, (“RDEC Program”). For accounting periods beginning on or after April 1, 2024 these two regimes have been merged into one program for all companies, R&D expenditure credit, (“RDEC”), alongside the introduction of a new enhanced R&D intensive support program, or ERIS, specifically for loss-making R&D intensive SMEs. These changes, including the rate of deduction for qualifying R&D expenditures and activities for which relief may be claimed, may have a material impact on the quantum of R&D relief that we are able to claim in the future.
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
General Risk Factors
Business interruptions resulting from the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations, or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
Geo-political conflicts including the Russia-Ukraine war and the Middle East conflict(s) and tensions in U.S.-China relations may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in the applicable countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business.
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
(c)    Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)
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

CENTESSA PHARMACEUTICALS PLC

Date: May 13, 2024	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Gregory Weinhoff, M.D., M.B.A.
Name: Gregory Weinhoff, M.D., M.B.A.
Title: Chief Financial Officer (Principal Financial Officer)