Form 10-Q
period 2024-06-30
Centessa Pharmaceuticals plc
filed 2024-08-13
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 113,314,295 ordinary shares as of August 1, 2024.

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
•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to develop and/or commercialize our product candidates.
•We rely, and expect to continue to rely, on third parties to conduct our preclinical studies, clinical trials, and manufacturing activities and if these third parties perform in an unsatisfactory manner or become subject to regulatory investigations or sanctions or are otherwise prevented or restricted from performing their business, this may result in a material delay to our development and/or commercial activities, add significant additional cost, require that we move our non-clinical and/or clinical development activities to alternative vendors, in each case, which may materially and adversely impact our ability to conduct our clinical trials and/or develop or commercialize our products in a timely manner or at all and consequently, our business could be substantially harmed.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“10-Q”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including SerpinPC, LB101, other LockBody candidates, the LockBody technology platform, ORX750, ORX142, and other orexin agonist molecules;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$127,372	$128,030
Short-term investments	167,461	128,519
Tax incentive receivable	41,907	37,818
Prepaid expenses and other current assets	18,762	20,725
Total current assets	355,502	315,092
Property and equipment, net	903	1,039
Operating lease right-of-use assets	11,471	11,914
Deferred tax asset	28,588	29,647
Other, net	2,381	2,554
Total assets	$398,845	$360,246
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,320	$11,815
Accrued expenses and other current liabilities	21,435	27,570
Total current liabilities	26,755	39,385
Long term debt	76,500	75,700
Operating lease liabilities	8,596	8,888
Other liabilities	29	29
Total liabilities	111,880	124,002
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 184,469,623 shares authorized, 113,177,764 issued and outstanding at June 30, 2024: 152,500,000 shares authorized, 98,774,827 issued and outstanding at December 31, 2023	309	273
Additional paid-in capital	1,119,868	987,423
Accumulated other comprehensive income	1,595	1,493
Accumulated deficit	(834,807)	(752,945)
Total shareholders’ equity	286,965	236,244
Total liabilities and shareholders' equity	$398,845	$360,246

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating expenses:
Research and development	$32,815	$33,673	$55,467	$66,499
General and administrative	11,165	13,346	24,603	29,397
Loss from operations	(43,980)	(47,019)	(80,070)	(95,896)
Interest income	3,240	2,059	5,831	4,590
Interest expense	(2,525)	(2,450)	(5,054)	(4,795)
Other income (expense), net	154	(1,527)	(1,383)	(2,873)
Loss before income taxes	(43,111)	(48,937)	(80,676)	(98,974)
Income tax expense (benefit)	705	(24,051)	1,186	(23,374)
Net loss	(43,816)	(24,886)	(81,862)	(75,600)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(61)	762	(86)	1,660
Unrealized gain on available for sale marketable securities, net of tax	33	783	188	783
Other comprehensive (loss) income	(28)	1,545	102	2,443

Total comprehensive loss	$(43,844)	$(23,341)	$(81,760)	$(73,157)

Net loss per ordinary share - basic and diluted	$(0.40)	$(0.26)	$(0.78)	$(0.80)
Weighted average ordinary shares outstanding - basic and diluted	109,489,184	95,162,734	104,688,452	95,050,940

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at April 1, 2024	100,481,993	$277	$1,004,254	$1,623	$(790,991)	$215,163
Issuance of ordinary shares under share offering, net of issuance costs	12,390,254	31	107,241	—	—	107,272
Stock option exercises	125,976	—	692	—	—	692
Share-based compensation expense	—	—	8,611	—	—	8,611
Vesting of ordinary shares	282,225	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(102,684)	—	(929)	—	—	(929)
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized gain on available for sale securities, net of tax	—	—	—	33	—	33
Net loss	—	—	—	—	(43,816)	(43,816)
Balance at June 30, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965

Balance at April 1, 2023	95,103,247	$266	$946,168	$(599)	$(652,574)	$293,261
Stock option exercises	3,776	—	15	—	—	15
Share-based compensation expense	—	—	7,213	—	—	7,213
Vesting of ordinary shares	284,437	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(91,787)	—	(542)	—	—	(542)
Foreign currency translation adjustments	—	—	—	762	—	762
Unrealized gain on available for sale securities, net of tax	—	—	—	783	—	783
Net loss	—	—	—	—	(24,886)	(24,886)
Balance at June 30, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offering, net of issuance costs	12,390,254	31	107,241	—	—	107,272
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	302,436	—	1,647	—	—	1,647
Share-based compensation expense	—	—	16,765	—	—	16,765
Vesting of ordinary shares	763,151	2	(2)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(302,904)	—	(2,858)	—	—	(2,858)
Foreign currency translation adjustments	—	—	—	(86)	—	(86)
Unrealized gain on available for sale securities, net of tax	—	—	—	188	—	188
Net loss	—	—	—	—	(81,862)	(81,862)
Balance at June 30, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965

Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Stock option exercises	3,776	—	15	—	—	15
Share-based compensation expense	—	—	14,403	—	—	14,403
Vesting of ordinary shares	616,729	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(164,223)	—	(824)	—	—	(824)
Foreign currency translation adjustments	—	—	—	1,660	—	1,660
Unrealized gain on available for sale securities, net of tax	—	—	—	783	—	783
Net loss	—	—	—	—	(75,600)	(75,600)
Balance at June 30, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(81,862)	$(75,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,765	14,403
Depreciation and amortization	476	326
Change in fair value of financial instruments	800	3,500
Change in deferred taxes	1,001	(23,490)
Changes in operating assets and liabilities:
Tax incentive receivable	(4,349)	(1,835)
Prepaid expenses and other assets	1,718	(731)
Operating leases, net	151	(2,094)
Accounts payable	(6,434)	(3,391)
Accrued expenses and other liabilities	(6,132)	(2,988)
Net cash used in operating activities	(77,866)	(91,900)

Cash flows from investing activities:
Purchases of investments in marketable securities	(140,533)	(157,337)
Proceeds from redemption of investments in marketable securities	101,836	—
Purchases of property and equipment	—	(98)
Net cash used in investing activities	(38,697)	(157,435)

Cash flows from financing activities:
Proceeds from issuance of shares under offering, net of issuance costs	107,272	—
Proceeds from issuance of shares under ATM program, net of issuance costs	9,655	—
Proceeds from option exercises	1,640	12
Other, net	(2,761)	—
Net cash provided by financing activities	115,806	12
Effect of exchange rate on cash and cash equivalents	99	899
Net decrease in cash and cash equivalents	(658)	(248,424)
Cash and cash equivalents at beginning of period	128,030	393,644
Cash and cash equivalents at end of period	$127,372	$145,220
Supplemental disclosure:
Interest paid	$5,053	$4,795
Income taxes paid	$1	$2,706
Operating lease payments reducing operating lease liabilities	$801	$393
ROU assets obtained in exchange for operating lease liabilities	$—	$9,711

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $834.8 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of June 30, 2024 of $294.8 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Shelf Registration Statement and Equity offerings
On July 12, 2022, the Securities and Exchange Commission (“SEC”) declared effective the Company’s filed shelf registration statement on Form S-3 (“Shelf”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings under the Shelf (“ATM Program”). In the six months ended June 30, 2024, the Company sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a cumulative basis, as of June 30, 2024, the Company has sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In the second quarter of 2024, the Company completed an offering of its ordinary shares through the sale and issuance of a cumulative 12,390,254 ADSs, at an offering price of $9.25 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf noted above. The net proceeds of this offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $107.3 million. The Company intends to use the net proceeds from the offering, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of Centessa Pharmaceuticals plc and related notes which can be found in our Annual

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of June 30, 2024 and as of December 31, 2023;
•the Company’s results of operations for the three and six months ended June 30, 2024 and June 30, 2023; and
•the Company’s cash flows for the six months ended June 30, 2024 and June 30, 2023.
Operating results for the Company for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the 2023 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2023 filed with the SEC.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of June 30, 2024, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the six-month periods ended June 30, 2024 and June 30, 2023 were $170 thousand and $121 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a straight-line basis over the term of the hosting arrangement. Amortization expense for the six months periods ended June 30, 2024 and June 30, 2023 were $306 thousand and $204 thousand, respectively.
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
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the six-month periods ended June 30, 2024 and 2023 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 5 - "Debt", as of June 30, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021, Oberland Capital has agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. In addition, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate.

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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the six months ended June 30, 2024 and June 30, 2023, as they would be anti-dilutive:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Unvested ordinary shares	196,985	423,615
Restricted stock units	2,164,448	2,470,254
Stock options	18,764,967	16,046,827
	21,126,400	18,940,696
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024
Assets
Money Market fund	$40,545	$—	$—
U.S. Treasury securities	$167,461	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$76,500

December 31, 2023
Assets
Money Market fund	$28,339	$—	$—
U.S. Treasury securities	$128,519	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$75,700
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of June 30, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$40,545	$—	$—	$40,545

U.S. Treasury securities, included in:
Short-term investments	165,532	1,929	—	167,461
Total U.S. Treasury securities	$165,532	$1,929	$—	$167,461

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

Note Purchase Agreement
Balance at January 1, 2023	$69,800
Change in fair value	5,900
Balance at December 31, 2023	$75,700
Change in fair value	800
Balance at June 30, 2024	$76,500
The fair value of the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes is based on the cumulative probability of the various estimated payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and discount rate. Any changes in the fair value of the liability are recognized in the consolidated statement of operations and comprehensive loss until it is settled. For the six months ended June 30, 2024, the Company recorded an unrealized loss of $0.8 million for the estimated change in fair value of the Note Purchase Agreement, which was recorded in Other (Expense) Income, net in the consolidated statement of operations and comprehensive loss.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Research and development expenses	$11,668	$16,123
Insurance related expenses	56	1,651
Value added tax receivable	5,086	1,330
Other	1,952	1,621
	$18,762	$20,725

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Research and development expenses	$15,029	$18,814
Personnel related expenses	4,080	6,733
Professional fees	1,130	1,072
Operating lease	552	505
Other	644	446
	$21,435	$27,570
Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$734	$734
Office furniture	724	724
Other	77	43
Property and equipment, at cost	1,535	1,501
Less: Accumulated depreciation	(632)	(462)
Property and equipment, net	$903	$1,039

The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$1,623	$(599)	$1,493	$(1,497)
Foreign currency translation adjustment	(61)	762	(86)	1,660
Unrealized holding gain on available for sale marketable securities	1,040	783	1,406	783
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss	(1,007)	—	(1,218)	—
Ending balance	$1,595	$946	$1,595	$946
5. Debt
Debt as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Note Purchase Agreement	$76,500	$75,700
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
the “Second Amendment”, and the “Third Amendment” respectively. The Note Purchase Agreement, collectively with the amendments, is hereinafter referred to as the NPA.
As of June 30, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), the Purchasers have agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA.
The notes under the NPA will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the six months ended June 30, 2024 was 13.3% per annum compared with an average interest rate of 12.7% per annum over the six months ended June 30, 2023.
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
The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 175% of the principal amount issued under the notes if such repurchase occurs on or prior to the third anniversary of the First Purchase Date, (ii) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (iii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of June 30, 2024, the Company has made cumulative payments under the NPA, including interest payments, totaling $23.7 million.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
insolvency, a cross-default to other indebtedness, a judgment event of default, and delisting of the Company’s securities from the Nasdaq Global Select Market.
6. Commitments and Contingencies
Commitments
As of June 30, 2024, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $70.0 million, of which the Company expects to pay $43.7 million within one year and $26.3 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of June 30, 2024, the Company has recognized an operating lease right-of-use asset, net of $11.5 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.1 million. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option.
The following table provides balance sheet information related to leases as of June 30, 2024 (amounts in thousands):

June 30, 2024
Assets:
Operating lease, right-of-use asset	$11,471

Liabilities:
Current portion of operating lease liabilities	$552
Operating lease liabilities, net of current portion	8,596
Total operating lease liabilities	$9,148
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of June 30, 2024:

June 30, 2024
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	$999	$499
Variable lease cost	2	44
Short term lease cost	4	15
Sublease income	(175)	—
Total operating lease cost	$830	$558

Future lease payments under non-cancelable operating leases as of June 30, 2024 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2024	$800	$175
2025	1,634	355
2026	1,667	362
2027	1,700	370
2028	1,734	345
Thereafter	7,290	—
Total	$14,825	$1,607
Less: Imputed interest	(5,677)
Present value of lease liabilities	$9,148
Less: current portion	(552)
Lease liabilities, net of current portion	$8,596
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. As of June 30, 2024, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024 were aggregate incurred expenses of $4.5 million, primarily reflecting development milestone payments made in connection with the Company’s Orexin program.
License Agreement with Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited) in connection with Orexin Program
The Company is party to a license, assignment, and research services agreement with Nxera Pharma UK Limited (“Nxera”), relating to certain specific molecules with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Nxera assigned to the Company all of Nxeras’ right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Nxera granted to the Company an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Nxera must not by itself

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
In consideration for the assignment and license, the Company is to pay Nxera a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) ten years after the first commercial sale. Further, the Company is responsible for all development costs incurred by itself or Nxera in the performance of the research program (within the confines of the research budget). Additionally, the Company must pay Nxera, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule. The Company anticipates paying between the low single digits millions of pounds sterling to high single digit millions of pounds sterling in the next twelve months.
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
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa is obligated to make up to $5.1 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. The Company believes this lawsuit is without merit and intends to defend any amendments vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of June 30, 2024 were 9,327,920.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Research and development	$4,006	$3,255	$7,731	$6,539
General and administrative	4,605	3,958	9,034	7,864
	$8,611	$7,213	$16,765	$14,403
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2024	16,069,015	$7.09	7.9 years
Granted	3,308,500	$8.25
Exercised	(302,436)	$5.45
Forfeited	(310,112)	$7.01
Balance at June 30, 2024	18,764,967	$7.32	7.8 years
Exercisable at June 30, 2024	10,482,108	$7.38	7.2 years
Vested and expected to vest at June 30, 2024	18,764,967	$7.32	7.8 years
The weighted-average grant date fair value of options granted was $5.66 per share for the six months ended June 30, 2024. As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $37.1 million, which the Company expects to recognize over a weighted-average period of 2.4 years.
Based on the trading price of $9.03 per ADS, which is the closing price as of June 30, 2024, the aggregate intrinsic value of options as of June 30, 2024 was $41.6 million.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
During the six months ended June 30, 2024, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	5.9 years
Expected stock price volatility	76.2%
Risk-free interest rate	3.9%
Expected dividend yield	0%
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
The following table summarizes ordinary share activity related to the restricted stock programs for the six months ended June 30, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	310,052		1,949,463
Granted	—	n/a	938,850	$8.01
Vested	(113,067)		(650,084)
Forfeited	—		(73,781)
Unvested at June 30, 2024	196,985		2,164,448

Unrecognized compensation expense at June 30, 2024 (in thousands)	$4,632		$11,427
Expected weighted average recognition period	0.8 years		2.7 years
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of June 30, 2024, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,415.

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
We are currently evaluating SerpinPC in the PRESent registrational program for HB with and without inhibitors. We dosed the first subject in Part 1 of the PRESent-2 study of moderately severe to severe HB without inhibitors, and severe HA with or without inhibitors in July 2023, and dosed the first subject in the PRESent-3 study of HB with inhibitors in October 2023. For PRESent-2, Part 1 of the study is fully enrolled and all subjects have now been dosed. Part 2 is currently enrolling subjects into the prospective observation period. We will review the planned interim analysis of Part 1 data this year, with the goal of confirming the dose for Part 2 of the study. The primary endpoint for PRESent-2 will be measured in Part 2 and is the rate of treated bleeds (expressed as ABR) for HB subjects who previously received on-demand therapy compared to their prospective baseline ABR. We plan to present data from Part 1 at a medical conference in late 2024 or early 2025.
In parallel to the ongoing PRESent registrational program, we continue to work with the U.S. Food and Drug Administration (“FDA”) and a number of global regulators on our product process development and qualification activities. This streamlined, integrated development program is designed to support HB, with and without inhibitors, as the initial indication for SerpinPC. The FDA granted SerpinPC Orphan Drug designation in September 2022, and Fast Track designation in May 2023, both for the treatment of HB. While the initial focus of our ongoing clinical development program is HB, with and without inhibitors, we believe SerpinPC has the potential to treat all types of hemophilia regardless of severity or inhibitor status and it may also prevent bleeding associated with other bleeding disorders. We continue to assess registrational plans for HA.
Orexin Receptor 2 (“OX2R”) Agonist Program: Orexin is a neuropeptide that regulates the sleep-wake cycle, leading to arousal and promoting wakefulness. Low levels of orexin result in excessive daytime sleepiness (EDS) and poor regulation of rapid eye movement (REM) sleep and, in narcolepsy type 1 (NT1), cataplexy and other symptoms. We are developing a pipeline of potential best-in-class orexin receptor 2 (OX2R) agonists intended to be orally administered for the treatment of sleep-wake disorders including NT1, narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH), with therapeutic potential to alleviate EDS in select neurological, neurodegenerative, and psychiatric conditions. Beyond EDS, we anticipate that our orexin agonists may have utility in disorders where impaired attention, cognitive deficits, or fatigue play a central role.

Our most advanced candidate is ORX750, an investigational, orally administered, highly potent and selective OX2R agonist being developed for the treatment of NT1, NT2 and IH. Following clearance of our Investigational New Drug application (“IND”) from the FDA in April 2024, we initiated a Phase 1 first-in-human (“FIH”) clinical trial of ORX750. The objective of the Phase 1 study is to evaluate the safety, tolerability and pharmacokinetics (“PK”) of single-ascending doses (“SAD”) and multiple-ascending doses (“MAD”) of ORX750 in healthy adult subjects. In parallel to the SAD, a placebo-controlled cross-over pharmacodynamic (“PD”) assessment is being performed utilizing the Maintenance of Wakefulness Test (“MWT”) and Karolinska Sleepiness Scale (“KSS”) in acutely sleep-deprived healthy adult subjects. We expect to share Phase 1 proof-of-concept (PoC) safety and efficacy data in acutely sleep-deprived healthy volunteers assessed using the MWT, an established registrational and objective endpoint for EDS in sleep-wake disorders, in the second half of 2024. As healthy volunteers have normal orexin tone, data from this study has the potential to enable dose selection for planned clinical studies of ORX750 in subjects with NT1, NT2, and IH. The data also has the potential to open the door to evaluation of our growing pipeline of orexin agonists in clinical studies for a range of disorders where EDS is a significant burden. We are working to advance our pipeline to address these additional areas of high unmet need, and recently nominated ORX142, an orally administered, highly potent and selective OX2R agonist, as our development candidate for potential indication expansion into select neurological, neurodegenerative, and psychiatric disorders with EDS. ORX142 is currently in IND enabling activities and we plan to share preclinical data in the near term. Our orexin pipeline also includes earlier stage orexin agonists and therapeutics.
The ongoing Phase 1 study of ORX750 has a maximum exposure limit specified by the FDA which we believe significantly exceeds the predicted efficacious doses of ORX750 in indications associated with or without orexin loss; therefore, we do not expect this limit to affect any of the planned clinical development activities for ORX750. The limit was based on a convulsion seen in a single canine at the maximum dose tested in a non-GLP dose range finding study.
LockBody® Technology Platform: Leveraging our proprietary LockBody® technology, we are pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD47 or CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. We have conducted in vivo preclinical studies of our LockBody technology with CD47 and CD3 for the treatment of solid tumors. LB101, a conditionally tetravalent PD-L1xCD47 bi-specific monoclonal antibody, is our first LockBody product candidate. We initiated a Phase 1/2a FIH, open-label, multicenter, dose escalation study in March 2023 to evaluate the safety, tolerability, and preliminary activity of LB101 in subjects with advanced solid tumors. We expect this study to provide insights into the performance of our LockBody technology platform in a clinical setting.
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
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and short-term investments of $294.8 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of June 30, 2024 of $294.8 million to fund our operations into mid-2026 without drawing on the remaining available tranches under the Note Purchase Agreement with Oberland Capital (as defined below).

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
•costs of funding research and development performed by third parties, including pursuant to agreements with contract research organizations (“CROs”) for active and discontinued programs, as well as investigative sites and consultants that conduct preclinical studies and clinical trials;
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
The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of current or future product candidates, or when, if ever, material net cash inflows may commence from product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:
•delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials, or in our ability to negotiate agreements with clinical trial sites or CROs;
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

Results of Operations
The following table sets forth the results of operations for the three months ended June 30, 2024 and June 30, 2023 (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating expenses:
Research and development	$32,815	$33,673
General and administrative	11,165	13,346
Loss from operations	(43,980)	(47,019)
Interest income	3,240	2,059
Interest expense	(2,525)	(2,450)
Other income (expense), net	154	(1,527)
Loss before income tax expense	(43,111)	(48,937)
Income tax expense (benefit)	705	(24,051)
Net loss	$(43,816)	$(24,886)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Prioritized programs:
SerpinPC	$16,879	$12,525
OX2R	10,300	4,493
LB101/LockBody technology platform	2,096	7,471
Discontinued programs	(202)	6,083
Non-asset specific costs:
Personnel expenses	8,907	8,288
Research tax incentives	(5,535)	(6,360)
Other preclinical and clinical development expenses	370	1,173
Research and development expenses	$32,815	$33,673
Research and development expenses for the three months ended June 30, 2024 were $32.8 million, compared with $33.7 million for the three months ended June 30, 2023. The decrease was primarily due to lower costs related to discontinued programs as well as lower expenditures ($5.4 million) for our LB101 program and LockBody technology platform, as the second quarter of 2023 included higher costs associated with the launch of the LB101 Phase 1/2a clinical trial and LockBody platform discovery-related activities. These decreases were offset by higher development costs for the OX2R program ($5.8 million) primarily related to the launch of the ORX750 Phase 1 clinical trial and the payment of associated development milestones. In addition, SerpinPC costs were $4.4 million higher reflecting increased spending related to its ongoing registrational program and other BLA-enabling activities. Personnel expenses in the second quarter of 2024 increased $0.6 million compared to the second quarter of 2023 primarily driven by higher share-based compensation expense.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Personnel expenses	$7,348	$7,169
Legal and professional fees	986	1,934
Other expenses	2,831	4,243
	$11,165	$13,346
General and administrative expenses for the second quarter of 2024 were $11.2 million, compared to $13.3 million for the second quarter of 2023, primarily reflecting a favorable comparison as the second quarter of 2023 included enterprise resource planning (“ERP”) system implementation costs and higher legal and professional fees. Personnel expenses in the second quarter of 2024 increased $0.2 million reflecting higher share-based compensation expense of $0.6 million partially offset by lower salary costs as a result of lower headcount.
Interest Income and Interest Expense
For the three months ended June 30, 2024, interest income was $3.2 million, which was up $1.2 million from the three months ended June 30, 2023, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. At the end of March 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $2.5 million in the second quarter of 2024, up $0.1 million from the second quarter of 2023, as a result of a higher average interest rate on the Note Purchase Agreement.
Other Income (Expense), net
Other income, net for the second quarter of 2024 was a net gain of $0.2 million, mainly reflecting a gain of $0.3 million related to remeasuring the Note Purchase Agreement at fair value at June 30, 2024 partially offset by foreign currency transaction losses. Other expense, net for the three months ended June 30, 2023 was $1.5 million, primarily reflecting an $1.7 million loss related to remeasuring the Note Purchase Agreement at fair value at June 30, 2023, partially offset by foreign currency transaction gains of $0.2 million.
Income Tax Benefit
In the three months ended June 30, 2024, we recorded income tax expense of $0.7 million compared with an income tax benefit of $24.1 million for the three months ended June 30, 2023. The income tax benefit in the second quarter of 2023 reflected the release of a valuation allowance as a result of an internal reorganization of our subsidiaries that occurred in the second quarter of 2023.

Results of Operations
The following table sets forth the results of operations for the six months ended June 30, 2024 and June 30, 2023 (amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating expenses:
Research and development	$55,467	$66,499
General and administrative	24,603	29,397
Loss from operations	(80,070)	(95,896)
Interest income	5,831	4,590
Interest expense	(5,054)	(4,795)
Other (expense) income, net	(1,383)	(2,873)
Loss before income tax expense	(80,676)	(98,974)
Income tax expense (benefit)	1,186	(23,374)
Net loss	$(81,862)	$(75,600)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Prioritized programs:
SerpinPC	$28,741	$24,457
OX2R	14,952	8,314
LB101/LockBody technology platform	6,266	19,499
Discontinued programs	(122)	9,189
Non-asset specific costs:
Personnel expenses	18,231	17,134
Research tax incentives	(13,395)	(13,823)
Other preclinical and clinical development expenses	794	1,729
Research and development expenses	$55,467	$66,499
Research and development expenses for the six months ended June 30, 2024 were $55.5 million, compared with $66.5 million for the six months ended June 30, 2023. The decrease in research and development expenses reflects lower costs related to discontinued programs as well as lower expenditures ($13.2 million) for our LB101 program and LockBody technology platform, as the first half of 2023 included costs associated with the launch of the LB101 Phase 1/2a clinical trial and higher LockBody platform discovery-related activities. These lower costs were partially offset by higher development costs for SerpinPC ($4.3 million) and for our OX2R program ($6.6 million). Personnel expenses in the first six months of 2024 increased $1.1 million compared to the first six months ended June 30, 2023 primarily driven by higher share-based compensation expense.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Personnel expenses	$14,755	$14,840
Legal and professional fees	4,317	6,113
Other expenses	5,531	8,444
	$24,603	$29,397
General and administrative expenses for the six months ended June 30, 2024 were $24.6 million, compared to $29.4 million for the six months ended June 30, 2023 primarily reflecting a favorable comparison as the first half of 2023 included enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees. Personnel expenses in the first six months of 2024 decreased $0.1 million compared with the first six months of 2023, reflecting lower salary costs driven by lower headcount partially offset by higher share-based compensation expense of $1.2 million.
Interest Income and Interest Expense
For the six months ended June 30, 2024, interest income was $5.8 million, which was up $1.2 million from the six months ended June 30, 2023, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. At the end of March 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $5.1 million in the first six months of 2024, up $0.3 million from the first six months of 2023, as a result of a higher average interest rate on the Note Purchase Agreement.
Other (Expense) Income, net
Other (expense) income, net for the six months ended June 30, 2024 was a net expense of $1.4 million, mainly reflecting a loss of $0.8 million related to remeasuring the Note Purchase Agreement at fair value at June 30, 2024 as well as foreign currency transaction losses. Other expense, net for the six months ended June 30, 2023 was $2.9 million, primarily reflecting an $3.5 million loss related to remeasuring the Note Purchase Agreement at fair value at June 30, 2023, partially offset by foreign currency transaction gains of $0.7 million.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had cash, cash equivalents and short-term investments of $294.8 million, of which $127.4 million was classified as cash and cash equivalents and $167.5 million was classified as short-term investments on our Consolidated Balance Sheet. Since the end of the first quarter of 2023, we have invested excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
In October 2021, we entered into a financing agreement with funds managed by Oberland Capital, which provides us additional funds to further scale up our development activities and to enhance balance sheet flexibility for potential pipeline extension. As of June 30, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), the Purchasers have agreed to purchase tranches of secured notes in the aggregate principal amount of up to $175 million, including up to $75 million through September 2024, at the Company’s option; and up to $100 million at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA. The maturity date of the Oberland Capital Notes is October 4, 2027.
We filed a shelf registration statement on Form S-3 (the “Shelf”) with the Securities and Exchange Commission (“SEC”), which covers the offering, issuance and sale of an amount up to $350.0 million in the aggregate of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof. On July 12, 2022, the Shelf became effective. We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. In the six months ended June 30, 2024, we sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a cumulative basis, as of June 30, 2024, we had sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In the second quarter of 2024, we completed an offering of our ordinary shares through the sale and issuance of a cumulative 12,390,254 ADSs, at an offering price of $9.25 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents 1.00 ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf noted above. The net proceeds of this offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $107.3 million. The Company intends to use the net proceeds from the offering, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash (used in) provided by:
Operating activities	$(77,866)	$(91,900)
Investing activities	(38,697)	(157,435)
Financing activities	115,806	12
Exchange rate effect on cash and cash equivalents	99	899
Net decrease in cash and cash equivalents	$(658)	$(248,424)
Operating Activities
During the six months ended June 30, 2024, we used $77.9 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $81.9 million reduced by non-cash charges of $18.0 million, which included share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, cash used in operating activities during the six months ended June 30, 2024 included net outflows of approximately $15.0 million related to paying down net payables during the period.
During the six months ended June 30, 2023, net cash used in operating activities was $91.9 million, reflecting a net loss of $75.6 million, partially offset by non-cash net charges of $18.2 million for share-based compensation, depreciation and amortization expense and changes in the fair value of financial instruments and a decrease of $8.9 million of net operating liabilities.
Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $38.7 million, largely reflecting the net redemption of short-term marketable securities. During the six months ended June 30, 2023, net cash used in investing activities was $157.4 million, largely reflecting the investment of excess cash in U.S. Treasury securities presented as short-term investments.

Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $115.8 million, primarily reflecting the proceeds from the share offering and the ATM program.
Funding Requirements
We expect aggregate expenses in 2024 to be similar to 2023 as we continue to fund the registration programs and other BLA-enabling activities for SerpinPC and increase spending on our OX2R agonist portfolio, including ORX750 and ORX142 development activities, offset by lower spending on LB101 development and LockBody platform activities. In future years, we expect expenses to increase as we continue further development of our product candidates and ultimately seek marketing approval for any current and future product candidates. In addition we will begin to incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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

Contractual Obligations and Other Commitments
As of June 30, 2024, other than what has been disclosed in Note 6 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our first fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. The Company believes this lawsuit is without merit and intends to defend any amendments vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.
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
As of August 1, 2024 we had 72 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of August 1, 2024, we had 72 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Iqbal Hussain, our General Counsel, Gregory Weinhoff, our Chief Business Officer and David Chao, PhD, our Chief Administrative Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Drs. Weinhoff and Chao and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the MHRA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. For example, the FDA may require us to perform additional clinical trials of SerpinPC, beyond those we are currently conducting, in order to support a BLA submission. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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
As of June 30, 2024, we had $294.8 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments plus the net proceeds from our offering of ADSs in April 2024 to fund its operations into mid-2026 without drawing on the remaining available tranches under the Oberland Capital financing agreement. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), which the Company did not exercise, and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at June 30, 2024 was 13.31% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform on data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
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
For example, our main competitors for some of our clinical-stage product candidates include:
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
Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that are not considered by the European Commission and UK government as providing an adequate level of protection to personal data, like the United States in certain circumstances (so-called “third countries”). These transfers are prohibited unless an appropriate transfer safeguard mechanism specified by the European data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and/or the UK International Data Transfer Agreement/Addendum approved by the UK government, or a derogation applies. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the European data protection laws will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. These transfer restrictions and may ultimately prevent us from transferring personal data outside Europe, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs and UK IDTA. On July 10, 2023, the EU adopted an adequacy decision for a new “Data Privacy Framework,” which replaces the Privacy Shield, which the European Court of Justice invalidated in 2020 for personal data transferred from the EU to the U.S. The Framework allows for data transfers from the EU to companies who self-certified in the US and provides additional certification mechanisms to provide for data transfers from the UK. However, the long term viability of the Data Privacy Framework remains uncertain and the Framework has already been challenged in several jurisdictions.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint seeks damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. The Company believes this lawsuit is without merit and intends to defend any amendments vigorously. Litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
As of June 30, 2024, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 39.2% of our voting shares as of June 30, 2024. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of June 30, 2024, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 9,327,920 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We face significant risks associated with the operation and management of our company-wide ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
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
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, either pursuant to an ordinary resolution or as set out in the articles of association. This authorization must state the aggregate nominal amount of shares that it covers, can be valid up to a maximum period of five years and can be varied, renewed or revoked by shareholders. Such authority from our shareholders to allot additional shares for a period of five years from 2024 was included in the ordinary resolution passed by our shareholders on June 25, 2024, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included as a special resolution passed by our shareholders on June 25, 2024, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
(c)    Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The following summaries describe for the three months ended June 30, 2024 each trading arrangement under which the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1(c) trading arrangement.
On May 16, 2024, Dr. Saurabh Saha, the Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of the Company’s American Depositary Shares (“ADSs), which has a term of one year and provides for the sale of up to 960,000 ADSs in the aggregate over several predetermined sale dates pursuant to the terms of the plan (*).
On May 22, 2024, Dr. Gregory Weinhoff, the Chief Business Officer of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of the Company’s ADSs, which has a term of one year and provides for the sale of up to 258,339 ADSs in the aggregate over several predetermined sale dates pursuant to the terms of the plan (*).

(*) The number of shares to be sold in accordance with these trading arrangements are subject to certain minimum price targets, or limit price, being met on each applicable predetermined sale date. In the event the minimum price targets are not met on the applicable predetermined sale date or on any subsequent predetermined sale date, the corresponding shares shall not be sold.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445)).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
10.1#	Employment Agreement, dated June 5, 2024, between the Registrant and John Crowley
10.2#	Employee Confidentiality, Assignment, Nonsolicitation and Noncompetition Agreement, dated June 5, 2024, between the Registrant and John Crowley
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

CENTESSA PHARMACEUTICALS PLC

Date: August 13, 2024	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)