Form 10-Q/A
period 2024-06-30
Centessa Pharmaceuticals plc
filed 2024-10-18
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
+1 (617)
468-5770
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC*
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC

*	Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market, LLC.
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Centessa Pharmaceuticals plc (the “Company”) for the quarterly period ended June 30, 2024, originally filed with the Securities and Exchange Commission on August 13, 2024 (the “Original Filing”), is being filed solely to correct a typographical error contained in Exhibit 31.2 submitted with the Original Filing, and includes the certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6. Exhibits

Exhibit number	Description of exhibit

3.1	Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445)).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.1#	Employment Agreement, dated June 5, 2024, between the Registrant and John Crowley (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 001-40445)).

10.2#	Employee Confidentiality, Assignment, Nonsolicitation and Noncompetition Agreement, dated June 5, 2024, between the Registrant and John Crowley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 001-40445)).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 001-40445)).

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 001-40445)).

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Link Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)

(1)	Filed herewith
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

CENTESSA PHARMACEUTICALS PLC

Date: October 18, 2024	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 18, 2024	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)

5