Form 10-Q
period 2024-09-30
Centessa Pharmaceuticals plc
filed 2024-11-12
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had outstanding 131,845,476 ordinary shares as of November 1, 2024.

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
•We face challenges, risks and expenses related to our operations as well as the management of the expected growth in the scale and complexity of our operations.
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
•Our product candidates are in various stages of development, including many in preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate ORX750, ORX142, ORX489 and other orexin agonist molecules and/or LB101, other LockBody candidates, LockBody technology platform from other available treatment options including other molecules in development.
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
•We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials (including as a result of failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including studies or trials of ORX750, ORX142, ORX489 and other orexin agonist molecules, LB101 and any other LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof), and the results of clinical development are uncertain.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“10-Q”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including ORX750, ORX142, ORX489 and other orexin agonist molecules, SerpinPC, LB101, other LockBody candidates, the LockBody technology platform;
•our ability to execute our research and clinical development plans and our expectations on and the timing thereof;
•our expectations and ability to advance our pipeline and product candidates into, and successfully complete, clinical trials;
•our ability to identify screen, recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including the ongoing Phase 1 first-in-human, clinical trial and Phase 2 clinical trial of ORX750 and other orexin agonist molecules, the studies or trials of LB101, and any other LockBody candidates;
•our ability to differentiate ORX750, ORX142, ORX489, other orexin agonist molecules, LB101 and other LockBody candidates from other treatment options;
•the development and therapeutic potential of ORX750, ORX142, ORX489 and other orexin agonist molecules, LB101, other LockBody candidates, the LockBody technology platform;
•our expectations relating to the ongoing Phase 1 first-in-human, clinical trial and Phase 2 clinical trial of ORX750, including the predicted timing of enrollment, the predicted efficacious doses of ORX750 and our ability to successfully conduct our clinical development of ORX750;
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
•our expected use of proceeds of our capital raises;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$395,026	$128,030
Short-term investments	123,423	128,519
Tax incentive receivable	34,029	37,818
Prepaid expenses and other current assets	15,886	20,725
Total current assets	568,364	315,092
Property and equipment, net	821	1,039
Operating lease right-of-use assets	11,244	11,914
Deferred tax asset	27,055	29,647
Other, net	2,231	2,554
Total assets	$609,715	$360,246
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,443	$11,815
Accrued expenses and other current liabilities	18,963	27,570
Total current liabilities	26,406	39,385
Long term debt	75,700	75,700
Operating lease liabilities	8,443	8,888
Other liabilities	29	29
Total liabilities	110,578	124,002
Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 184,469,623 shares authorized, 131,659,103 issued and outstanding at September 30, 2024: 152,500,000 shares authorized, 98,774,827 issued and outstanding at December 31, 2023	357	273
Additional paid-in capital	1,374,058	987,423
Accumulated other comprehensive income	2,095	1,493
Accumulated deficit	(877,373)	(752,945)
Total shareholders’ equity	499,137	236,244
Total liabilities and shareholders' equity	$609,715	$360,246

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating expenses:
Research and development	$33,903	$28,190	$89,370	$94,689
General and administrative	12,502	12,019	37,105	41,416
Loss from operations	(46,405)	(40,209)	(126,475)	(136,105)
Interest income	3,340	2,953	9,171	7,543
Interest expense	(2,557)	(2,541)	(7,611)	(7,336)
Other income (expense), net	3,664	(1,677)	2,281	(4,550)
Loss before income taxes	(41,958)	(41,474)	(122,634)	(140,448)
Income tax expense (benefit)	608	(2,826)	1,794	(26,200)
Net loss	(42,566)	(38,648)	(124,428)	(114,248)

Other comprehensive income (loss):
Foreign currency translation adjustment	(412)	(419)	(498)	1,241
Unrealized gain on available for sale marketable securities, net of tax	912	252	1,100	1,035
Other comprehensive income (loss)	500	(167)	602	2,276

Total comprehensive loss	$(42,066)	$(38,815)	$(123,826)	$(111,972)

Net loss per ordinary share - basic and diluted	$(0.37)	$(0.40)	$(1.15)	$(1.20)
Weighted average ordinary shares outstanding - basic and diluted	116,253,902	96,648,110	108,571,742	95,589,181

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at July 1, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965
Issuance of ordinary shares under share offering, net of issuance costs	17,542,372	45	242,663	—	—	242,708
Stock option exercises	751,810	2	4,662	—	—	4,664
Share-based compensation expense	—	—	8,453	—	—	8,453
Vesting of ordinary shares	292,384	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(105,227)	—	(1,587)	—	—	(1,587)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Unrealized gain on available for sale securities, net of tax of $0.3 million	—	—	—	912	—	912
Net loss	—	—	—	—	(42,566)	(42,566)
Balance at September 30, 2024	131,659,103	$357	$1,374,058	$2,095	$(877,373)	$499,137

Balance at July 1, 2023	95,299,673	$266	$952,854	$946	$(677,460)	$276,606
Issuance of ordinary shares under ATM program, net of issuance costs	2,040,816	5	14,559	—	—	14,564
Stock option exercises	40,994	—	177	—	—	177
Share-based compensation expense	—	—	7,559	—	—	7,559
Vesting of ordinary shares	291,734	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(105,734)	—	(701)	—	—	(701)
Foreign currency translation adjustments	—	—	—	(419)	—	(419)
Unrealized gain on available for sale securities, net of tax of $0.1 million	—	—	—	252		252
Net loss	—	—	—	—	(38,648)	(38,648)
Balance at September 30, 2023	97,567,483	$271	$974,448	$779	$(716,108)	$259,390

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offering, net of issuance costs	29,932,626	76	349,904	—	—	349,980
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	1,054,246	2	6,309	—	—	6,311
Share-based compensation expense	—	—	25,218	—	—	25,218
Vesting of ordinary shares	1,055,535	3	(3)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(408,131)	—	(4,445)	—	—	(4,445)
Foreign currency translation adjustments	—	—	—	(498)	—	(498)
Unrealized gain on available for sale securities, net of tax of $0.3 million	—	—	—	1,100	—	1,100
Net loss	—	—	—	—	(124,428)	(124,428)
Balance at September 30, 2024	131,659,103	$357	$1,374,058	$2,095	$(877,373)	$499,137

Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Issuance of ordinary shares under ATM program, net of issuance costs	2,040,816	5	14,559	—	—	14,564
Stock option exercises	44,770	—	192	—	—	192
Share-based compensation expense	—	—	21,962	—	—	21,962
Vesting of ordinary shares	908,463	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(269,957)		(1,525)		—	(1,525)
Foreign currency translation adjustments	—	—	—	1,241	—	1,241
Unrealized gain on available for sale securities, net of tax of $0.3 million	—	—	—	1,035	—	1,035
Net loss	—	—	—	—	(114,248)	(114,248)
Balance at September 30, 2023	97,567,483	$271	$974,448	$779	$(716,108)	$259,390

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(124,428)	$(114,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,218	21,962
Depreciation and amortization	712	564
Change in fair value of financial instruments	—	4,200
Change in deferred taxes	2,255	(26,380)
Changes in operating assets and liabilities:
Tax incentive receivable	5,494	(4,157)
Prepaid expenses and other assets	5,730	(3,211)
Operating leases, net	225	(1,968)
Accounts payable	(4,728)	(3,308)
Accrued expenses and other liabilities	(9,963)	(2,841)
Other, net	230	95
Net cash used in operating activities	(99,255)	(129,292)

Cash flows from investing activities:
Purchases of investments in marketable securities	(140,533)	(194,836)
Proceeds from redemption of investments in marketable securities	146,834	86,248
Purchases of property and equipment	(34)	(141)
Net cash provided by (used in) investing activities	6,267	(108,729)

Cash flows from financing activities:
Proceeds from issuance of shares under offerings, net of issuance costs	349,980	—
Proceeds from issuance of shares under ATM program, net of issuance costs	9,655	14,564
Proceeds from option exercises	5,885	192
Other, net	(3,731)	—
Net cash provided by financing activities	361,789	14,756
Effect of exchange rate on cash and cash equivalents	(1,805)	1,119
Net increase (decrease) in cash and cash equivalents	266,996	(222,146)
Cash and cash equivalents at beginning of period	128,030	393,644
Cash and cash equivalents at end of period	$395,026	$171,498
Supplemental disclosure:
Interest paid	$7,611	$7,336
Income taxes paid	$11	$2,947
Operating lease payments reducing operating lease liabilities	$1,201	$785
ROU assets obtained in exchange for operating lease liabilities	$—	$9,711

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $877.4 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company expects its existing cash, cash equivalents and short-term investments as of September 30, 2024 of $518.4 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Shelf Registration Statement and Equity offerings
On September 11, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (“Shelf”) registering an unspecified amount of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Shelf automatically became effective upon filing. Under the Shelf, Centessa may offer securities from time to time in one or more offerings, at prices and on terms to be determined by market conditions at the time of offering. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The Company’s prior shelf registration statement on Form S-3, which was declared effective by the SEC on July 12, 2022, covered the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the nine months ended September 30, 2024, the Company sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a cumulative basis, as of September 30, 2024, the Company has sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In the third quarter of 2024, the Company completed an offering of its ordinary shares through the sale and issuance of a cumulative 17,542,372 ADSs, at an offering price of $14.75 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of this offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $242.7 million. Together with an offering

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
of its ordinary shares completed in the second quarter of 2024, the Company has issued a cumulative 29,932,626 ADSs in 2024 with cumulative net proceeds totaling $350.0 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of September 30, 2024 and as of December 31, 2023;
•the Company’s results of operations for the three and nine months ended September 30, 2024 and September 30, 2023; and
•the Company’s cash flows for the nine months ended September 30, 2024 and September 30, 2023.
Operating results for the Company for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the 2023 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2023 filed with the SEC.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of September 30, 2024, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
Property and Equipment, net and Capitalized Software under Cloud Computing Arrangements
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the nine-month periods ended September 30, 2024 and September 30, 2023 were $252 thousand and $208 thousand, respectively.
Costs related to the implementation of cloud computing arrangements that are service contracts incurred during the application development stage are capitalized and included in the same line item as a prepayment for corresponding hosting service fees. Capitalized costs are amortized over the shorter of its estimated useful life and the term of the hosting arrangement, including anticipated extensions. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with hosting as a service arrangement are expensed on a straight-line basis over the term of the hosting arrangement. Amortization expense for the nine months periods ended September 30, 2024 and September 30, 2023 were $460 thousand and $356 thousand, respectively.
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
Long-Lived Assets
Long-lived assets, comprised of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. No impairments of long-lived assets for the nine-month periods ended September 30, 2024 and 2023 were recognized by the Company.
Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 5 - "Debt", in addition to the repayment of the principal as well as quarterly interest payments, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate. The Company may redeem all, but not less than all,

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”).

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the nine months ended September 30, 2024 and September 30, 2023, as they would be anti-dilutive:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Unvested ordinary shares	140,454	366,588
Restricted stock units	1,833,984	2,189,854
Stock options	18,524,900	16,039,219
	20,499,338	18,595,661
3. Fair Value Measurement
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, prepaid expense,

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
tax incentive receivable and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments.
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
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024
Assets
Money Market fund	$252,519	$—	$—
U.S. Treasury securities	$169,963	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$75,700

December 31, 2023
Assets
Money Market fund	$28,339	$—	$—
U.S. Treasury securities	$128,519	$—	$—

Liabilities
Note Purchase Agreement	$—	$—	$75,700
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of September 30, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$252,519	$—	$—	$252,519

U.S. Treasury securities, included in:
Cash and cash equivalents	$46,310	$230	$—	$46,540
Short-term investments	120,534	2,889	—	123,423
Total U.S. Treasury securities	$166,844	$3,119	$—	$169,963

For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

Note Purchase Agreement
Balance at January 1, 2023	$69,800
Change in fair value	5,900
Balance at December 31, 2023	$75,700
Change in fair value	—
Balance at September 30, 2024	$75,700
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
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Research and development expenses	$5,832	$16,123
Insurance related expenses	1,366	1,651
Value added tax receivable	6,014	1,330
Other	2,674	1,621
	$15,886	$20,725

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Research and development expenses	$10,800	$18,814
Personnel related expenses	6,158	6,733
Professional fees	1,015	1,072
Operating lease liabilities	577	505
Other	413	446
	$18,963	$27,570
Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$768	$734
Office furniture	724	724
Other	43	43
Property and equipment, at cost	1,535	1,501
Less: Accumulated depreciation	(714)	(462)
Property and equipment, net	$821	$1,039

The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Foreign currency translation adjustment:
Beginning balance	$117	$163	$203	$(1,497)
Foreign currency translation adjustment during period	(412)	(419)	(498)	1,241
Ending balance	$(295)	$(256)	$(295)	$(256)

Unrealized gain on available for sale securities:
Beginning balance	$1,478	$783	$1,290	$—
Unrealized holding gain on available for sale securities during period	1,641	998	2,390	1,781
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss	(729)	(746)	(1,290)	(746)
Ending balance	$2,390	$1,035	$2,390	$1,035

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
5. Debt
Debt as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Note Purchase Agreement	$75,700	$75,700
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
As of September 30, 2024, in addition to a secured note in the principal amount of $75 million, which was funded on October 4, 2021 (the “First Purchase Date”), there is $100 million available under the NPA to fund Mergers and Acquisitions (M&A), in-licensing, or other strategic transactions, at any time at the Company’s and Purchasers’ option.
The notes under the NPA will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25%; plus (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The average interest rate over the nine months ended September 30, 2024 was 13.3% per annum compared with an average interest rate of 12.9% per annum over the nine months ended September 30, 2023.
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
The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of September 30, 2024, the Company has made cumulative payments under the NPA, including interest payments, totaling $26.3 million.
Conversely, the Purchasers may require the Company to redeem any outstanding notes by payment of the Final Payment Amount upon a sale, divestment or transfer of all or substantially all assets of the Company in a transaction or series of transactions or a change of control of the Company, a material breach of the NPA and related transaction documents, an event of default under the NPA or the tenth anniversary of the First Purchase Date (or such earlier date as described in the NPA). In addition, upon certain asset sales and similar strategic transactions by the Company with respect to its own or its subsidiaries’ assets or businesses as described in the NPA (other than a change of control described above), the Purchasers may require the Company to pay an amount in cash equal to up to 75% of the Net Proceeds (as defined in the NPA) received from

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
such asset sales, subject to a $100 million deductible such that the Purchaser Agent will not collect any repurchase amounts until $100 million has been received or becomes a receivable of the Company from such sale event (the “Deductible”).
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
6. Commitments and Contingencies
Commitments
As of September 30, 2024, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $59.5 million, of which the Company expects to pay $50.6 million within one year and $8.8 million over one to five years.

    We rely on third party manufacturers to produce quantities of SerpinPC registrational materials. Included in the totals above are firm orders for future purchases of registrational materials. If we terminate certain firm orders without cause, we will be required to pay for registrational materials scheduled for manufacture under our arrangement. The amount and timing of these payments vary depending on the rate of progress of development.
Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
On February 7, 2022, the Company entered into an operating lease for its new corporate headquarters in Boston, Massachusetts (the “Boston Lease”). After a build out of the space, the Boston Lease commenced on March 31, 2023. The 10-year Boston Lease is for 18,922 square feet with a fixed annual rent of approximately $1.6 million commencing in 2023 and escalating to approximately $1.9 million by year 10. The Boston Lease required the Company to issue a letter of credit in the amount of $0.7 million in favor of the landlord. The Company may, at its discretion, extend the Boston Lease for one extension term of five years. As of September 30, 2024, the Company has recognized an operating lease right-of-use asset, net of $11.2 million, including capitalized leasehold improvements that will be owned by the landlord, prepayments of rent, and a corresponding lease liability of $9.0 million. On October 11, 2023, the Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option.
The following table provides balance sheet information related to leases as of September 30, 2024 (amounts in thousands):

September 30, 2024
Assets:
Operating lease, right-of-use asset	$11,244

Liabilities:
Current portion of operating lease liabilities	$577
Operating lease liabilities, net of current portion	8,443
Total operating lease liabilities	$9,020

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of September 30, 2024:

September 30, 2024
Weighted-average remaining lease term	8.3 years
Weighted-average discount rate	11.97%
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	$1,498	$999
Variable lease cost	11	43
Short term lease cost	4	20
Sublease income	(263)	—
Total operating lease cost	$1,250	$1,062

Future lease payments and sublease income under non-cancelable operating leases as of September 30, 2024 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2024	$400	$88
2025	1,634	355
2026	1,667	362
2027	1,700	370
2028	1,734	345
Thereafter	7,290	—
Total	$14,425	$1,520
Less: Imputed interest	(5,405)
Present value of lease liabilities	$9,020
Less: current portion	(577)
Lease liabilities, net of current portion	$8,443
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. As of September 30, 2024, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024 were aggregate incurred expenses of $4.5 million, primarily reflecting development milestone payments made in connection with the Company’s Orexin program.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
License Agreement with Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited) in connection with Orexin Program
The Company is party to a license, assignment, and research services agreement with Nxera Pharma UK Limited (“Nxera”), relating to certain specific molecules with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Nxera assigned to the Company all of Nxeras’ right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Nxera granted to the Company an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Nxera must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
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
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa is obligated to make up to $5.3 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Litigation
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint were abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
only claims alleged in the Amended Complaint were violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint sought unspecified damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. On August 27, 2024, the United States District Court for the Southern District of New York dismissed the plaintiff’s complaint with prejudice and ordered the case closed.
7. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, restricted stock units and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of September 30, 2024 were 8,910,788.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Research and development	$3,642	$3,326	$11,373	$9,865
General and administrative	4,811	4,233	13,845	12,097
	$8,453	$7,559	$25,218	$21,962
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance at January 1, 2024	16,069,015	$7.09	7.9 years
Granted	4,130,400	$8.49
Exercised	(1,054,246)	$6.00
Forfeited	(620,269)	$7.56
Balance at September 30, 2024	18,524,900	$7.45	7.6 years
Exercisable at September 30, 2024	10,728,788	$7.41	6.9 years
Vested and expected to vest at September 30, 2024	18,524,900	$7.45	7.6 years

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The weighted-average grant date fair value of options granted was $5.84 per share for the nine months ended September 30, 2024. As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $34.6 million, which the Company expects to recognize over a weighted-average period of 2.5 years.
Based on the trading price of $15.99 per ADS, which is the closing price as of September 30, 2024, the aggregate intrinsic value of options as of September 30, 2024 was $160.3 million.
During the nine months ended September 30, 2024, the fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Expected term	5.9 years
Expected stock price volatility	76.1%
Risk-free interest rate	4.0%
Expected dividend yield	0%
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
The following table summarizes ordinary share activity related to the restricted stock programs for the nine months ended September 30, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	310,052		1,949,463
Granted	—	n/a	938,850	$8.01
Vested	(169,598)		(885,937)
Forfeited	—		(168,392)
Unvested at September 30, 2024	140,454		1,833,984

Unrecognized compensation expense at September 30, 2024 (in thousands)	$4,632		$9,180
Expected weighted average recognition period	0.6 years		2.7 years

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of shares as determined by the board of directors. As of September 30, 2024, no shares have been purchased or issued under the ESPP and remaining shares reserved for the ESPP were 2,708,415.
8. Subsequent Event
On November 12, 2024, the Company announced the discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of activated protein C (APC) that was being progressed for the treatment of hemophilia B. The strategic decision was made to prioritize capital towards the development of our growing OX2R agonist franchise based on the strength of the interim Phase 1 data for ORX750, coupled with the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC, which was evaluated in the context of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product. The Company is now exploring potential strategic alternatives for the SerpinPC program.
As a result of the discontinuation of the program, the Company expects to incur a one-time charge in the fourth quarter of 2024 of approximately $33 - $37 million. The charge will primarily consist of contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The Company also expects to make SerpinPC available to a subset of the study subjects for a period of up to twelve months to enable a transition to alternative therapies utilizing available materials.

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
Orexin Receptor 2 (“OX2R”) Agonist Program: Orexin is a neuropeptide that regulates the sleep-wake cycle, leading to arousal and promoting wakefulness. Low levels of orexin result in excessive daytime sleepiness (EDS) and poor regulation of rapid eye movement (REM) sleep and, in narcolepsy type 1 (NT1), cataplexy and other symptoms. We are developing potential best-in-class and/or first-in-class OX2R agonists intended to be orally administered for the treatment of sleep-wake disorders including NT1, narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH), and neurological, neurodegenerative, and psychiatric conditions. We also believe that our orexin agonists may have utility in treating impaired attention, cognitive deficits, fatigue and other symptoms.
ORX750: Our most advanced OX2R agonist candidate is ORX750, a novel, investigational, orally administered, highly potent and selective OX2R agonist being developed for the treatment of NT1, NT2 and IH.
In May 2024, we announced the initiation of a Phase 1 first-in-human (FIH) clinical study of ORX750 in healthy volunteers. The objective of the ongoing Phase 1 study is to evaluate the safety, tolerability and pharmacokinetics (“PK”) of single-ascending doses (“SAD”) and multiple-ascending doses (“MAD”) of ORX750 in healthy adult subjects. In parallel to the SAD, a placebo-controlled cross-over pharmacodynamic (“PD”) assessment (“cross-over assessment”) is being performed utilizing the Maintenance of Wakefulness Test (“MWT”), an established registrational and objective endpoint for EDS in sleep-wake disorders, and the Karolinska Sleepiness Scale (“KSS”), a subjective measure of sleepiness, in acutely sleep-deprived healthy adult subjects. Data from this study are intended to enable dose selection for planned clinical studies of ORX750 in subjects with NT1, NT2, and IH.
In September 2024, we reported interim data from the ongoing Phase 1 clinical study of ORX750 as of an August 26, 2024 data cutoff date. As of the cutoff date, the study had completed three SAD cohorts of healthy volunteers (27 active, 9 placebo) with doses of 1.0 mg, 2.0 mg, and 2.5 mg, and had advanced through two cohorts within the cross-over assessment of acutely sleep-deprived healthy volunteers with doses of 1.0 mg (n=8) and 2.5 mg (n=8), administered as a single oral dose. The interim data showed that ORX750 significantly increased wakefulness in acutely sleep-deprived healthy volunteers at the first two doses evaluated (1.0 mg and 2.5 mg) compared to placebo. Treatment with ORX750 resulted in statistically significant (p<0.05) and clinically meaningful increased sleep latency on the MWT (time to sleep onset over the four sessions performed at ~2, 4, 6, and 8 hours after dosing at 11 p.m., maximum 40 minutes per session) compared to placebo across all doses. Mean sleep latencies, as measured by the MWT, for 1.0 mg dose of ORX750 and placebo were 18 minutes and 10 minutes, respectively (p-value = 0.04) (least squares mean). Mean sleep latencies, as measured by the MWT, for 2.5 mg dose of ORX750 and placebo were 32 minutes and 17 minutes, respectively (p-value = 0.01) (least squares mean). ORX750 was also shown to have a favorable safety and tolerability profile with no observations of frequently reported on-target adverse events (“AEs”) associated with other OX2R agonists including urinary frequency, urinary urgency, insomnia, blood pressure increases, and salivary hypersecretion; and no cases of hepatotoxicity or visual disturbances or hallucinations were observed. Additionally, there were no clinically meaningful treatment-emergent changes in hepatic and renal parameters, vital signs, or electrocardiogram (“ECG”) parameters. All observed treatment related AEs were mild and transient with none leading to treatment discontinuation.
In November 2024, we reported additional interim data from the ongoing Phase 1 clinical study of ORX750 in healthy volunteers as of an October 31, 2024 data cutoff date. The additional interim data included results from two SAD cohorts of healthy volunteers at 3.5 mg (n=12: 9 active, 3 placebo) and 5.0 mg (n=12: 9 active, 3 placebo), a cohort of acutely sleep-deprived healthy volunteers within the cross-over assessment at 3.5 mg (n=10), administered as a single oral dose, and two MAD cohorts at 2.0 mg (n=10: 8 active, 2 placebo) and 3.0 mg (n=10: 8 active, 2 placebo). As of the data cutoff date, the interim data showed:
•Significantly increased wakefulness in acutely sleep-deprived healthy volunteers compared to placebo at all doses tested, with a clear dose dependent response. More specifically, the interim data showed mean sleep latencies, as measured by the MWT, for the 3.5 mg dose of ORX750 and placebo were 34 minutes and 13 minutes, respectively (p-value <0.0001) (least squares mean).

Interim Data from Ongoing Phase 1 Clinical Study of ORX750
(as of October 31, 2024 data cutoff date)
•A favorable safety and tolerability profile with all observed treatment-emergent AEs being mild and transient with none leading to treatment discontinuation. There were no cases of hepatotoxicity or visual disturbances across the cross-over assessment and SAD and MAD portions of the study. Additionally, there were no clinically significant treatment-emergent changes in hepatic and renal parameters, vital signs or ECG parameters.
Interim Safety Data from Ongoing Phase 1 Clinical Study of ORX750
(as of October 31, 2024 data cutoff date)
Treatment-emergent adverse event (TEAE). Safety data from Sleep Study Cohorts was consistent with SAD. Nonrelated includes unlikely related and not related. Related includes probably and possibly related.
•An encouraging linear PK profile that supports the use of ORX750 as a once-daily oral dosing regimen with rapid absorption (plasma concentrations of ORX750 peaked 2h after the first dose). The systemic exposure of ORX750 increased in an approximately dose-proportional manner.

The Phase 1 study is ongoing as dose escalation is continuing in the acutely sleep-deprived healthy volunteer cross-over assessment, SAD and MAD portions of the study. The Phase 1 study of ORX750 has a maximum exposure limit specified by the FDA which we believe significantly exceeds the predicted efficacious doses of ORX750 in indications associated with or without orexin loss; therefore, we do not expect this limit to affect any of the planned clinical development activities for ORX750. The limit was based on a convulsion seen in a single canine at the maximum dose tested in a non-GLP dose range finding study. Subject to abstract acceptance, a presentation of Phase 1 data is planned for a medical conference in the second quarter of 2025.
In November 2024, we also announced that we initiated a Phase 2a clinical study of ORX750. The Phase 2a study is a randomized, double-blind, placebo-controlled, cross-over basket study to evaluate the safety, tolerability, and PK of ORX750 in patients with NT1, NT2, and IH. There will be separate cohorts for each indication. Initial dosing for NT1 will be 1.0 mg and for NT2 and IH will be 2.0 mg with sequential dose escalation/de-escalation between cohorts. Each dosing cohort consists of a 6-week treatment duration with crossover study design. During the 6 weeks of treatment, each participant will be randomized to one of two blinded treatment sequences and receive a total of 4 weeks of treatment with ORX750 and 2 weeks of treatment with placebo. Efficacy assessments will evaluate the effect of ORX750 on excessive daytime sleepiness (using the MWT and Epworth Sleepiness Scale (ESS)), cataplexy (NT1 patients only), and overall symptom improvement (measured by Narcolepsy Severity Scale (NSS) and Idiopathic Hypersomnia Severity Scale (IHSS)). Other exploratory assessments include measures of sleep, cognition, attention, memory, and general health. We expect the Phase 2a study to generate clinical data for all three indications in 2025 and enable dose selection for future pivotal studies.
ORX142: ORX142 is our second OX2R agonist development candidate. ORX142 is being advanced for the treatment of neurological, neurodegenerative, and psychiatric disorders, as well as other potential symptoms including impaired attention, cognitive deficits, and fatigue. In September 2024, preclinical data for ORX142 were presented in a poster presentation at the 27th Congress of the European Sleep Research Society (Sleep Europe 2024). The preclinical data showed ORX142 promoted wakefulness at very low doses in non-human primates. We are focused on rapidly advancing ORX142 through IND-enabling studies, obtaining IND clearance and initiating clinical development with the goal of sharing clinical data in acutely sleep-deprived healthy volunteers in 2025.
ORX489: In November 2024, we announced ORX489 as our third OX2R agonist development candidate. ORX489 is our most potent OX2R agonist to date based on preclinical studies, and is entering IND-enabling activities for the treatment of additional neurological, neurodegenerative, and psychiatric disorders.
OX2R Agonist Pipeline: Our OX2R agonist pipeline includes additional OX2R agonists as well as research efforts on differentiated pharmacology associated with the activation of the orexin system.
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
SerpinPC Clinical Program Update: In November 2024, we announced the discontinuation of the global clinical development of SerpinPC, a novel inhibitor of activated protein C that was being evaluated for the treatment of hemophilia B.This action was driven by the Company’s decision to prioritize capital toward the development of its OX2R agonist program and the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC. Within the interim analysis, SerpinPC was observed to have a favorable safety and tolerability profile; however, the Company determined that additional time and investment would be required to further develop SerpinPC with a more competitive profile for the treatment of hemophilia B in light of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product. Moving forward, we intend to prioritize our resources and reallocate net savings of approximately $200 million associated with the planned commercial launch of SerpinPC towards expanding our OX2R agonist program. We are now exploring potential strategic alternatives for SerpinPC.
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
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and short-term investments of $518.4 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of September 30, 2024 of $518.4 million to fund our operations into mid-2027.
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
Results of Operations
The following table sets forth the results of operations for the three months ended September 30, 2024 and September 30, 2023 (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating expenses:
Research and development	$33,903	$28,190
General and administrative	12,502	12,019
Loss from operations	(46,405)	(40,209)
Interest income	3,340	2,953
Interest expense	(2,557)	(2,541)
Other income (expense), net	3,664	(1,677)
Loss before income tax expense	(41,958)	(41,474)
Income tax expense (benefit)	608	(2,826)
Net loss	$(42,566)	$(38,648)

Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Prioritized programs:
SerpinPC	$16,570	$13,048
OX2R agonist	11,744	1,953
LB101/LockBody technology platform	2,815	6,061
Discontinued programs	(405)	1,207
Non-asset specific costs:
Personnel expenses	8,035	8,073
Research tax incentives	(5,500)	(2,404)
Other preclinical and clinical development expenses	644	252
Research and development expenses	$33,903	$28,190
Research and development expenses for the three months ended September 30, 2024 were $33.9 million, compared with $28.2 million for the three months ended September 30, 2023. The increase was primarily due to higher development costs related to our OX2R agonist program ($9.8 million) primarily related to the initiation of the ongoing ORX750 Phase 1 clinical trial earlier in 2024 and increased spending for our SerpinPC program as a result of its registrational program and other BLA-enabling activities. These increased costs were offset by higher research tax incentives, lower costs related to discontinued programs as well as lower expenditures ($3.2 million) for our LB101 program and LockBody technology platform. Personnel expenses in the third quarter of 2024 were flat with the third quarter of 2023.
General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Personnel expenses	$7,921	$7,120
Legal and professional fees	2,310	2,715
Other expenses	2,271	2,184
	$12,502	$12,019
General and administrative expenses for the third quarter of 2024 were $12.5 million, compared to $12.0 million for the third quarter of 2023. Personnel expenses in the third quarter of 2024 increased $0.8 million largely reflecting higher share-based compensation expense of $0.6 million.
Interest Income and Interest Expense
For the three months ended September 30, 2024, interest income was $3.3 million, which was up $0.4 million from the three months ended September 30, 2023, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. Interest expense was $2.6 million in the third quarter of 2024 compared with $2.5 million in the third quarter of 2023.
Other Income (Expense), net
Other income, net for the third quarter of 2024 was a net gain of $3.7 million, mainly reflecting a gain of $0.8 million related to remeasuring the Note Purchase Agreement at fair value at September 30, 2024 and foreign currency transaction gains of $2.8 million. Other expense, net for the three months ended September 30, 2023 was $1.7 million, primarily reflecting an $0.7 million loss related to remeasuring the Note Purchase Agreement at fair value at September 30, 2023.

Income Tax Benefit
In the three months ended September 30, 2024, we recorded income tax expense of $0.6 million compared with an income tax benefit of $2.8 million for the three months ended September 30, 2023. The income tax benefit in the third quarter of 2023 reflected a change in estimate due to the finalization of a tax return filing.
Results of Operations
The following table sets forth the results of operations for the nine months ended September 30, 2024 and September 30, 2023 (amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating expenses:
Research and development	$89,370	$94,689
General and administrative	37,105	41,416
Loss from operations	(126,475)	(136,105)
Interest income	9,171	7,543
Interest expense	(7,611)	(7,336)
Other income (expense), net	2,281	(4,550)
Loss before income tax expense	(122,634)	(140,448)
Income tax expense (benefit)	1,794	(26,200)
Net loss	$(124,428)	$(114,248)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Prioritized programs:
SerpinPC	$45,311	$37,505
OX2R agonist	26,696	10,267
LB101/LockBody technology platform	9,081	25,560
Discontinued programs	(527)	10,396
Non-asset specific costs:
Personnel expenses	26,266	25,207
Research tax incentives	(18,895)	(16,227)
Other preclinical and clinical development expenses	1,438	1,981
Research and development expenses	$89,370	$94,689
Research and development expenses for the nine months ended September 30, 2024 were $89.4 million, compared with $94.7 million for the nine months ended September 30, 2023. The decrease in research and development expenses reflects lower costs related to discontinued programs as well as lower expenditures ($16.5 million) for our LB101 program and LockBody technology platform, as 2023 included costs associated with the launch of the LB101 Phase 1/2a clinical trial and higher LockBody platform discovery-related activities. These lower costs were partially offset by higher development costs for our OX2R agonist program ($16.4 million), primarily related to the initiation of the ongoing ORX750 Phase 1 clinical trial in early 2024; and higher development costs related to SerpinPC ($7.8 million) as a result of its registrational program and other BLA-enabling activities. Personnel expenses in the first nine months of 2024 increased $1.1 million compared to the first nine months ended September 30, 2023 driven by higher share-based compensation expense of $1.5 million.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Personnel expenses	$22,676	$21,960
Legal and professional fees	6,627	8,828
Other expenses	7,802	10,628
	$37,105	$41,416
General and administrative expenses for the nine months ended September 30, 2024 were $37.1 million, compared to $41.4 million for the nine months ended September 30, 2023 primarily reflecting a favorable comparison as 2023 included enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees. Personnel expenses in the first nine months of 2024 increased $0.7 million compared with the first nine months of 2023, reflecting lower salary costs driven by lower headcount partially offset by higher share-based compensation expense of $1.7 million.
Interest Income and Interest Expense
For the nine months ended September 30, 2024, interest income was $9.2 million, which was up $1.6 million from the nine months ended September 30, 2023, reflecting interest earned from our cash and cash equivalents as well as short-term marketable securities. At the end of March 2023, we began investing excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $7.6 million in the first nine months of 2024, up $0.3 million from the first nine months of 2023, as a result of a higher average interest rate on the Note Purchase Agreement.
Other Income (Expense), net
Other income (expense), net for the nine months ended September 30, 2024 was a net gain of $2.3 million, mainly reflecting foreign currency transaction gains. Other expense, net for the nine months ended September 30, 2023 was $4.6 million, primarily reflecting an $4.2 million loss related to remeasuring the Note Purchase Agreement at fair value at September 30, 2023, partially offset by foreign currency transaction gains of $0.3 million.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had cash, cash equivalents and short-term investments of $518.4 million, of which $395.0 million was classified as cash and cash equivalents and $123.4 million was classified as short-term investments on our Consolidated Balance Sheet. Since the end of the first quarter of 2023, we have invested excess cash in US Treasury Bills and SEC-registered money market funds in addition to cash deposits. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
In October 2021, we entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 5 - "Debt", in addition to the repayment of the principal of $75.0 million, which is due on October 4, 2027; as well as quarterly interest payments, we are obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes upon regulatory approval of any drug candidate if the NPA is not redeemed prior the Milestone’s occurrence. We may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, we shall repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”). As of September 30, 2024, $100 million is available under the NPA to fund Mergers and Acquisitions (M&A), in-

licensing, or other strategic transactions, at any time at our and Purchasers’ option. We have made cumulative payments under the NPA, namely interest payments, totaling $26.3 million.
On September 11, 2024, we filed an automatic shelf registration statement on Form S-3ASR (“Shelf”) registering an unspecified amount of our ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof with the SEC under the Securities Act. The Shelf automatically became effective upon filing. Under the Shelf, we may offer securities from time to time in one or more offerings, at prices and on terms to be determined by market conditions at the time of offering. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. Our prior shelf registration statement on Form S-3, which was declared effective by the SEC on July 12, 2022, covered the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof.
We entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. In the nine months ended September 30, 2024, we sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a cumulative basis, as of September 30, 2024, we had sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In the third quarter of 2024, we completed an upsized public offering of our ordinary shares through the sale and issuance of a cumulative 17,542,372 ADSs, at an offering price of $14.75 per ADS pursuant to an underwriting agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC (the “Underwriters”). Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. This completed offering, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to a Shelf registration statement. The net proceeds of this offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $242.7 million. Together with an offering of our ordinary shares completed in the second quarter of 2024, we have issued a cumulative 29,932,626 ADSs in 2024 with cumulative net proceeds totaling $350.0 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash (used in) provided by:
Operating activities	$(99,255)	$(129,292)
Investing activities	6,267	(108,729)
Financing activities	361,789	14,756
Exchange rate effect on cash and cash equivalents	(1,805)	1,119
Net increase (decrease) in cash and cash equivalents	$266,996	$(222,146)
Operating Activities
During the nine months ended September 30, 2024, we used $99.3 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $124.4 million reduced by non-cash charges of $25.9 million, which included share-based compensation and depreciation and amortization expense. In addition, cash used in operating activities during the nine months ended September 30, 2024 included net outflows of approximately $3.2 million related to paying down net payables during the period.

During the nine months ended September 30, 2023, net cash used in operating activities was $129.3 million, reflecting a net loss of $114.2 million and a decrease of $13.5 million of net operating liabilities. The net loss in 2023 included a non-cash net benefit due to the release of a tax valuation allowance which was largely offset by non-cash net charges of $26.7 million for share-based compensation, depreciation and amortization expense and changes in the fair value of financial instruments.
Investing Activities
During the nine months ended September 30, 2024, net cash provided by investing activities was $6.3 million, largely reflecting the net redemption of short-term marketable securities. During the nine months ended September 30, 2023, net cash used in investing activities was $108.7 million, largely reflecting the investment of excess cash in U.S. Treasury securities presented as short-term investments.
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $361.8 million, primarily reflecting the proceeds from the share offerings and the ATM program. During the nine months ended September 30, 2023, net cash provided by financing activities was $14.8 million, primarily reflecting the proceeds from the ATM program.
Funding Requirements
Excluding any termination-related charges related to discontinuing the SerpinPC program, we expect aggregate expenses in 2024 to be similar to 2023 reflecting higher costs related to the registration program activities for SerpinPC and increased spending on our OX2R agonist portfolio, including ORX750 and ORX142 development activities, offset by lower spending on LB101 development and LockBody platform activities. In future years, we expect expenses to increase as we continue further development of our product candidates and ultimately seek marketing approval for any current and future product candidates. In addition we will begin to incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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

Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital. As described in further detail in Note 5 - "Debt", in addition to the repayment of the principal as well as quarterly interest payments, the Company is obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate if the NPA is not redeemed earlier than the Milestone’s occurrence. The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”).

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
Tax-related matters
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
Contractual Obligations and Other Commitments
As of September 30, 2024, other than what has been disclosed in Note 6 – Commitment and contingencies and Note 8 - Subsequent Event, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint were abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint were violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint sought unspecified damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. On August 27, 2024, the United States District Court for the Southern District of New York dismissed the plaintiff’s complaint with prejudice and ordered the case closed.
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
We face challenges, risks and expenses related to our operations, as well as the management of the expected growth in the scale and complexity of our operations.
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

In mid-2023, we implemented a corporate consolidation of our U.S. and UK businesses in order to simplify our administrative operations, obtain operational efficiencies, generate administrative cost savings and improve the overall control environment. This reorganization transferred the business operations and assets of our UK subsidiaries (Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited) to Centessa Pharmaceuticals (UK) Limited. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. There are active voluntary strike-off proposals in progress at Companies House in relation to Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited and we intend to dissolve Z Factor Limited, over the coming months also using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. Centessa Pharmaceuticals (UK) Limited, a wholly owned subsidiary of Centessa Pharmaceuticals plc, was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
As of November 1, 2024 we had 75 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of November 1, 2024, we had 75 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”), the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in Acute Myeloid Leukemia (“AML”). Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio, Inc. In November 2024, we announced the voluntary discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the MHRA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. For example, the FDA may require us to perform additional clinical trials of ORX750, beyond those we are currently conducting, in order to support an NDA submission in due course. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
As of September 30, 2024, we had $518.4 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments plus the net proceeds from our offering of ADSs in April 2024 to fund its operations into mid-2027. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Under the NPA, as amended, the Purchasers agreed to purchase, and the Company agreed to sell, tranches of secured notes in the aggregate principal amount of up to $300,000,000 as follows: (a) a secured note in the aggregate principal amount of $75,000,000 (the “First Purchase Note”), (b) on and after the Signing Date until September 30, 2024, at the Company’s option, a secured note in the aggregate principal amount of $75,000,000 (the “Second Purchase Note”), which the Company did not exercise, (c) on and after the Signing Date until December 31, 2023, at the Company’s option, a secured note in the aggregate principal amount of $50,000,000 (the “Third Purchase Note”), which the Company did not exercise, and (d) one or more secured notes in the aggregate principal amount of up to $100,000,000 at any time at the Company’s and Purchasers’ option, to be used to finance certain permitted acquisitions as described in the NPA (the “Fourth Purchase Notes” and collectively with the First Purchase Note, the Second Purchase Note and the Third Purchase Note, the “Notes”). The obligations of the Purchasers to purchase the Notes are subject to certain conditions precedent. On October 4, 2021 (the “First Purchase Date”), the Company issued the First Purchase Note. The Notes will mature on the six-year anniversary of the First Purchase Date, unless earlier accelerated under the terms of the NPA. At maturity, the Company must repay the outstanding principal amount of the Notes, together with any accrued and unpaid interest thereon and other outstanding obligations thereunder. Interest is payable quarterly during the term of the Notes at a rate per annum equal to the sum of (a) the greater of (i) the Secured Overnight Financing Rate (“SOFR”) (which may be subject to replacement as contemplated by the NPA) and (ii) 0.25% and (b) 7.75% (which percentage is subject to adjustment as described in the NPA); provided that the interest rate shall never be less than 8.00%. The interest rate for the Notes at September 30, 2024 was 13.34% per annum. Given the floating interest rate, the Company is subject to volatility and additional expense in the current increasing interest rate environment. The Company’s obligations under the facility are secured by a first priority security interest in all assets of the Company and Guarantors, subject to variation in accordance with local law with respect to assets held by the Company and the Guarantors outside of the United States.
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
The Company may redeem all, but not less than all, of the outstanding Notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the Notes by paying an amount of up to (i) 185% of the principal amount issued under the Notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the Notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments, the Revenue Participation Payments and the Milestone Payments (the “Final Payment Amount”).
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
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, across our organization, we currently have two product candidates that are in clinical development— LB101, and ORX750. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, certain other orexin agonist programs have reported visual disturbances, drug induced liver injury (“DILI”) and other side-effects during clinical trials. There is no guarantee that ORX750 will not demonstrate the same or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the MAD stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory/fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio Inc. In November 2024, we announced the voluntary discontinuation of the global clinical development program of SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not be able to submit INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including trials of LB101 and any other LockBody candidates, ORX750, ORX142 and other orexin agonist molecules and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s) and tensions in U.S.-China relations.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications. For example, SerpinPC was being developed for the treatment of hemophilia. Trials in orphan indications often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
•perceived risks and benefits of approaches utilized by one or more of our product candidates for the treatment of diseases;
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
•For ORX750, there are a number of competing products in development in NT1, NT2 and IH.
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
If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. In May 2023, we received Fast Track designation from the FDA for SerpinPC for the treatment of hemophilia B, with or without inhibitors. We may seek Fast Track designation for certain of our other current and future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we receive Fast Track designation for any of our product candidates, we may not experience a faster development process, regulatory review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. If the market price of our ADSs does not exceed the price at which you purchased them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. On September 28, 2022 (“Original Complaint”), the Company and certain of its current and former officers were named as defendants in a proposed class-action lawsuit filed in the United States District Court for the

Central District of California. The complaint generally alleges that the Company violated Sections 10(b) and 20(a) and Sections 11 and 15 of the Securities Act by allegedly making materially false and/or misleading statements, as well as allegedly failing to disclose material adverse facts relating to the safety profile and future clinical and commercial prospects of each of its lixivaptan and ZF874 programs, which caused the Company’s securities to trade at artificially inflated prices. On October 12, 2022, by order, the lawsuit was transferred to the United States District Court for the Southern District of New York. On February 10, 2023, an amended complaint was filed (“Amended Complaint”) in which our IPO underwriters were added as co-defendants. A number of the claims set forth in the Original Complaint have been abandoned including with respect to intentional fraud theory and claims pursuant to Sections 10(b) or 20(a) of the Securities Exchange Act of 1934. The only claims alleged in the Amended Complaint are violations of Sections 11 and 15 of the Securities Act based on alleged misstatements in the S-1 filed by the Company in connection with its Initial Public Offering. The Amended Complaint also abandoned any claims concerning ZF874 and focuses entirely on lixivaptan. The Amended Complaint sought unspecified damages and attorneys’ fees, among other things. On August 23, 2023, the Company submitted its motion to dismiss all claims. On August 2, 2024, Judge Gregory Wood of the United States District Court for the Southern District of New York granted in full a motion to dismiss with leave for the plaintiff to amend within twenty-one days certain statements and no leave to amend other statements and no ability to expand the scope of the claims pleaded in the Amended Complaint. On August 27, 2024, the United States District Court for the Southern District of New York dismissed the plaintiff’s complaint with prejudice and ordered the case closed.
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
As of September 30, 2024, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 33.6% of our voting shares as of September 30, 2024. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of September 30, 2024, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 8,910,788 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We operate through various Centessa Subsidiaries in the U.S., U.K. and the European Union. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, HM Revenue & Customs (“HMRC”), the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
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
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development (“R&D”) tax relief program. For accounting periods prior to April 1, 2024 this consisted of two programs: the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, (“RDEC Program”). For accounting periods beginning on or after April 1, 2024 these two regimes have been merged into one program for all companies, R&D expenditure credit, (“RDEC”), alongside the introduction of a new enhanced R&D intensive support program, or ERIS, specifically for loss-making R&D intensive SMEs. In addition, unless limited exceptions apply, for accounting periods beginning on or after April 1, 2024, restrictions were introduced which apply to the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers (where such sub-contracted activities are not carried out in the UK or such workers are not subject to UK payroll taxes). These changes, including the rate of deduction for qualifying R&D expenditures and activities for which relief may be claimed, may have a material impact on the quantum of R&D relief that we are able to claim in the future. Further, the UK R&D tax relief program’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the UK R&D tax credit program may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).
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
(c)    Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

CENTESSA PHARMACEUTICALS PLC

Date: November 12, 2024	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)