Form 10-Q/A
period 2024-09-30
Centessa Pharmaceuticals plc
filed 2025-02-14
CIK 1847903

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
12b-2
of the Act).  Yes ☐ No ☒
The registrant had outstanding 113,845,476 ordinary shares as of November 1, 2024.

EXPLANATORY NOTE
Centessa Pharmaceuticals plc (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(this “Amendment”) to its Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2024 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding Rule
10b5-1
trading arrangements entered into by Karen Anderson, Tia Bush, Iqbal Hussain, and Harris Rotman during the quarter ended September 30, 2024, which were inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as those terms are defined in Regulation
S-K,
Item 408, except as described below:
On
September 13, 2024
, Karen Anderson, our Chief People Officer, entered into a Rule
10b5-1
Plan intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act. The Anderson Rule
10b5-1
Plan provides for the potential sale (beginning on December 13, 2024) of 146,971 shares of the Company’s ordinary shares. The Anderson Rule
10b5-1
Plan expires on August 15, 2025, or upon the earlier completion of all the transactions authorized thereunder.
On
September 14, 2024
, Tia Bush, our Chief Technology and Quality Officer, entered into a Rule
10b5-1
Plan intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act. The Bush Rule
10b5-1
Plan provides for the potential sale (beginning on December 10, 2024) of 203,216 shares of the Company’s ordinary shares. The Bush Rule
10b5-1
Plan expires on December 15, 2025, or upon the earlier completion of all the transactions authorized thereunder.
On
September 14, 2024
, Iqbal Hussain, our General Counsel and Corporate Secretary, entered into a Rule
10b5-1
Plan intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act. The Hussain Rule
10b5-1
Plan provides for the potential sale (beginning on December 14, 2024) of 183,705 shares of the Company’s ordinary shares. The Hussain Rule
10b5-1
Plan expires on December 15, 2025, or upon the earlier completion of all the transactions authorized thereunder.

Table of Contents
On
July 17, 2024
, Harris Rotman, our former Senior Vice President Regulatory Affairs, prior to his departure from the Company, terminated a trading arrangement he had previously adopted with respect to the sale of our ordinary shares that was intended to satisfy the affirmative defense of Rule
10b5-1(c)
under the Exchange Act. The Rotman Rule
10b5-1
Plan was adopted on June 20, 2023, had a term that ended on August 1, 2024 and provided for the sale of up to 41,751 shares
of the Company’s ordinary shares. As of the date of termination of the Rotman Rule
10b5-1
Plan, Mr. Rotman had sold 41,751 shares of ordinary shares under its terms.

Item 6. Exhibits

Exhibit number	Description of exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTESSA PHARMACEUTICALS PLC

Date: February 14, 2025	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)

5