Form 10-K
period 2024-12-31
Centessa Pharmaceuticals plc
filed 2025-03-24
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s ordinary shares, nominal value £0.002 per share, on The Nasdaq Global Select Market on such date, was approximately $621,502,000.
The registrant had outstanding 133,184,349 ordinary shares as of March 10, 2025.

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
•A single or limited number of programs, developmental assets or product candidates may comprise a large proportion of our value.
•We face challenges, risks and expenses related to our operations as well as the management of the expected growth in the scale and complexity of our operations.
•We, and our Centessa Subsidiaries, have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
•Our loan facility and payment obligations under the Loan and Security Agreement with Oxford Finance contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns or which may result in Oxford Finance taking possession of our assets and disposing of any collateral.
•Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, other LockBody molecules and/or the LockBody technology platform from other available treatment options including other molecules in development.
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
•We may encounter substantial delays or challenges in the initiation, conduct or completion of our clinical trials (including as a result of failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including studies or trials of ORX750, ORX142, ORX489 and other orexin agonist molecules, and any LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof), and the results of clinical development are uncertain.
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
•Business interruptions resulting from the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S. China relations, or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
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
•While we do not believe we were a “passive foreign investment company” (“PFIC”) in 2024, there is uncertainty as to whether we are or will be a PFIC in the past or in the future. If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“10-K”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-K are based upon information available to our management as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-K include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including ORX750, ORX142, ORX489 and other orexin agonist molecules, other LockBody candidates, and the LockBody technology platform;
•our ability to execute our research and clinical development plans and our expectations on and the timing thereof;
•our expectations and ability to advance our pipeline and product candidates into, and successfully complete, clinical trials;
•our ability to identify screen, recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including the ongoing Phase 1 first-in-human, clinical trial and Phase 2 clinical trial of ORX750 and other orexin agonist molecules, and any other LockBody candidates;
•our ability to differentiate ORX750, ORX142, ORX489, other orexin agonist molecules and other LockBody candidates from other treatment options;
•the development and therapeutic potential of ORX750, ORX142, ORX489 and other orexin agonist molecules, LockBody candidates, and the LockBody technology platform;
•our expectations relating to the ongoing Phase 1 first-in-human, clinical trial, the Phase 2 clinical trial of ORX750, including the predicted timing of enrollment, the predicted efficacious doses of ORX750 and our ability to successfully conduct our clinical development of ORX750;
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
•our ability to fulfill our obligations under the Loan and Security Agreement with Oxford Finance LLC (as Collateral Agent and Lender), Oxford Finance Credit Fund II LP (as a Lender) and Oxford Finance Credit Fund III LP (as a Lender) (collectively “Oxford Finance”);
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
Overview
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. We are pioneering a new class of potential therapies within our orexin receptor 2 (OX2R) agonist program intended to be orally administered for the treatment of excessive daytime sleepiness (EDS), impaired attention, cognitive deficits, and fatigue across neurological, neurodegenerative and neuropsychiatric disorders. We also have an early-stage immuno-oncology program focused on our novel LockBody® technology platform.
Our Strategy
As we pursue our mission to discover, develop and ultimately deliver medicines that are transformational for patients, we are executing a near-term strategy focused on the following key elements:
•Advancing clinical development of ORX750, our most advanced OX2R agonist product candidate, with the aim to share Phase 2 clinical data in patients with narcolepsy type 1 (NT1), narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH) in 2025. In November 2024, we announced that we initiated a Phase 2a study of ORX750 in participants with NT1, NT2 and IH. We expect the Phase 2a study to generate clinical data for all three indications in 2025 and enable dose selection for future pivotal studies.
•Initiating clinical development of ORX142, our second OX2R agonist product candidate, with the aim to establish proof of concept (PoC) in sleep deprived healthy volunteers in 2025. We are advancing ORX142 for the treatment of neurological and neurodegenerative disorders, as well as other potential symptoms including EDS, impaired attention, cognitive deficits, and fatigue. Upon IND clearance, we plan to rapidly advance ORX142 into clinical development with the goal of sharing clinical PoC data in sleep-deprived healthy volunteers in 2025.
•Progressing development of ORX489, our third OX2R agonist product candidate. ORX489 is our most potent OX2R agonist to date based on preclinical studies, and is in IND-enabling activities for the treatment of neuropsychiatric disorders.
•Leveraging the breadth of clinical data from our OX2R agonist program to rapidly progress our earlier-stage pipeline of OX2R agonists for additional indications, as well as research efforts on differentiated pharmacology associated with the activation of the orexin system.

Our Development Pipeline
We also have early-stage assets focused on our LockBody Technology Platform.
We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancement. Consistent with this approach and as part of ongoing portfolio management, in November 2024, we announced the discontinuation of the global clinical development of SerpinPC, a novel inhibitor of activated protein C that was being evaluated for the treatment of hemophilia B. This action was driven by the Company’s decision to prioritize capital toward the development of its OX2R agonist program and the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC. Within the interim analysis, SerpinPC was observed to have a favorable safety and tolerability profile; however, the Company determined that additional time and investment would be required to further develop SerpinPC with a more competitive profile for the treatment of hemophilia B in light of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product. More recently, during the first quarter of 2025, we discontinued clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data to date from the Phase 1/2a first-in-human (FIH) dose escalation study of LB101 in participants with advanced solid tumors.
OX2R Agonist Program
We are developing potential best-in-class medicines with orexin receptor 2 (OX2R) agonists that are designed to mimic the natural neuropeptide orexin (also known as ‘hypocretin’), by activating orexin receptors in the brain. The orexin system consists of two neuropeptides, orexin-A (OXA) and orexin-B (OXB) (also called hypocretin-1 and hypocretin-2) which bind to and activate the orexin receptors, Orexin Receptor-1 (OX1R) and Orexin Receptor-2 (OX2R). These receptors are abundantly expressed throughout the brain and have different distribution patterns, suggesting they have distinct physiological roles acting through different neuronal pathways. Importantly, OXA and OXB both bind to OX2R with high affinity. OX2R plays a key role in regulating wakefulness and has also been implicated in metabolism, behavioral arousal, mood and cognitive function. Our product candidates, including ORX750, ORX142 and ORX489, are novel highly potent and highly selective OX2R agonists being developed for the potential treatment of excessive daytime sleepiness (EDS), impaired attention, cognitive deficits, and fatigue in a wide spectrum of neurological, neurodegenerative and neuropsychiatric disorders.
In in vitro fluorescent imaging plate reader (FLIPR) assays, in which activation of the human recombinant OX2 or OX1 receptors (hOX2R, hOX1R) was measured by calcium mobilization, our named OX2R agonist product candidates were shown to be full agonists with high, subnanomolar potencies for hOX2R near that of the native ligand OXA. In addition, our named OX2R agonist development/product candidates were shown to be highly selective for hOX2R. (See Figure 1.)

Figure 1: Potency and Selectivity of OX2R Agonist Product Candidates

1. Black et al., World Sleep 2023 Abstract. 2. Black et al., European Sleep Research Society 2024 Abstract. 3. Company data / presentations.

In other in vitro assays, our named OX2R agonist product candidates were shown to (1) activate the same intracellular pathways as OXA, (2) have similar in vitro potency at recombinant human, mouse, rat, dog and monkey OX2 receptors, and (3) display lack of off-target activity in selectivity and safety panels.
Our Lead Clinical-Stage Program
Narcolepsy and Idiopathic Hypersomnia (IH)
Narcolepsy is a lifelong, chronic debilitating neurological disorder that affects the brain’s ability to regulate the normal sleep-wake cycle, resulting in EDS, among other symptoms. Narcolepsy symptoms usually start between 7-25 years of age, and diagnostic delays of 8-12 years are common. Narcolepsy is estimated to affect approximately 170,000 people in the U.S. and over three million people worldwide; however, there are several different estimates of the size of the population based on different epidemiological methods. It is estimated that less than 50% of affected patients are diagnosed, and approximately 25% of affected patients are treated.
Narcolepsy is classified as two subtypes, NT1 and NT2. NT1 is caused by the profound loss of orexin-producing neurons, which is hypothesized to occur via an autoimmune mechanism targeting the orexin/hypocretin neurons in the hypothalamus. NT1 affects approximately 50% of narcolepsy patients and is characterized by low levels of orexin peptides in the brain as measured in cerebrospinal fluid (“CSF”) (orexin A <110 pg/ml), which results in a diverse set of symptoms including EDS, sleep paralysis, hallucinations upon waking up or falling asleep, disturbed nighttime sleep, and cataplexy. Cataplexy events produce muscle weakness in particular areas of the body such as the face, neck, or limbs, and can result in a partial loss of muscle tone or full body collapse. Even in the case of a full body collapse, the individual remains fully awake and aware of their surroundings but is unable to move. Cataplexy events usually resolve within several minutes, and the individual regains full control of their muscles. Impaired attention, vigilance, and ability to focus are also commonly reported as symptoms in NT1. For some individuals with NT1, related symptoms such as insomnia, weight gain, mood fluctuations and depression can have a significant debilitating impact on their lives.
Narcolepsy without cataplexy is referred to as NT2. The NT2 population is more heterogeneous than NT1 and is associated with partial loss of orexin in approximately 30% of individuals. NT2 is estimated to affect approximately 50% of narcolepsy patients. Some individuals with NT2 progress over time to a diagnosis of NT1, with the onset of cataplexy and greater loss of orexin.
IH is a rare neurological sleep disorder affecting approximately 65,000 patients in the U.S. The primary feature of IH is EDS, characterized by daytime lapses into sleep, or an overwhelming need to sleep that persists even with adequate or prolonged nighttime sleep. Additionally, those with IH have extreme difficulty waking, otherwise known as “sleep inertia,” and suffer from severe and debilitating brain fog. No orexin deficiency has been observed in CSF from individuals with IH.
While prevailing treatment approaches may address some of the symptoms of NT1, there are no currently approved therapies that address the loss of orexin. The current treatment paradigm for narcolepsy typically involves a polypharmacy approach aimed to address the most predominant symptoms, which are EDS and cataplexy. There are now four treatments approved to treat both EDS and cataplexy, which are LUMRYZ™ (extended-release sodium oxybate) from Avadel Pharmaceuticals plc (“Avadel”), WAKIX® (pitolisant) marketed by Harmony Biosciences, and XYREM® (sodium oxybate) and XYWAV® (calcium oxybate; magnesium oxybate; potassium oxybate; sodium oxybate) marketed by Jazz

Pharmaceuticals plc (Jazz). Only one medicine is approved for treatment of IH, which is XYWAV. Other medicines approved for the treatment of EDS in narcolepsy include SUNOSI® (solriamfetol) marketed by Axsome Therapeutics and several wake-promoting agents available as generics including modafinil, armodafinil, methylphenidate, and amphetamine salts.
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
Based upon public filings, revenue associated with oxybate products (Xyrem® and Xywav®) indicated for narcolepsy and IH was over $2 billion in 2024.
Orexin Science
Orexin agonists have long been sought as a therapeutic intervention that could directly address the underlying disease pathology of NT1, with the potential to re-activate orexin receptors which remain in the brain in postsynaptic neurons even after the loss of the natural orexin peptide, as shown in the figure below.

Figure 2: Schematic representation of the orexin neurotransmitter system.
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
Although orexin agonists have significant therapeutic potential, there has been a substantial gap in the development of orexin agonists primarily as a result of their complex medicinal chemistry. The development of small molecule orexin agonists requires highly complex medicinal chemistry to address a number of key challenges including the design of a brain penetrant molecule with a highly potent and selective chemical structure that can mimic the precise binding and activating properties of the native peptide, which is approximately seven-fold larger in size than the average small molecule CNS drug. Through a collaboration with Nxera, we gained exclusive access to a stabilized OX2R G protein-coupled receptor (“GPCR”) protein, known as StaR, which enabled the determination of three-dimensional structures of the OX2R bound to novel orexin agonists via X-ray crystallography, Cryo-EM and Biophysical Mapping. The StaR technology enabled our team to design ORX750, our lead OX2R agonist, and follow-up OX2R agonists.
Figure 3: Illustration of OX2R structure bound to ORX750 (shown in orange).
Various companies are performing research on orexin agonists for the treatment of sleep disorders, including Takeda, Jazz, Harmony, Eisai Co., Ltd., and Alkermes plc.
ORX750 for the Treatment of Narcolepsy (NT1 and NT2) and IH
Our most advanced OX2R agonist candidate is ORX750, a novel, investigational, orally administered, highly potent and selective OX2R agonist currently in a Phase 2a study of participants with NT1, NT2 and IH.
In May 2024, we announced the initiation of a Phase 1 first-in-human (FIH) clinical study of ORX750 in healthy volunteers. The objective of the Phase 1 study was to evaluate the safety, tolerability and pharmacokinetics (“PK”) of single-ascending doses (“SAD”) and multiple-ascending doses(“MAD”) of ORX750 in healthy adult participants. In parallel to the SAD, a placebo-controlled cross-over pharmacodynamic (“PD”) assessment (“cross-overassessment”) was performed utilizing the MWT, an established registrational and objective endpoint for EDS in sleep-wake disorders, and the Karolinska Sleepiness Scale (“KSS”), a subjective measure of sleepiness, in acutely sleep-deprived healthy adult participants. Data from this study have enabled dose selection for the Phase 2a study of ORX750 in participants with NT1, NT2, and IH.
The Phase 1 data, as of December 5, 2024, the most recent data cutoff date, included results from five SAD and three MAD cohorts of healthy volunteers, and five cohorts within the cross-over assessment of acutely sleep-deprived healthy volunteers. The Phase 1 data showed:
•Significantly increased wakefulness in acutely sleep-deprived healthy volunteers compared to placebo at all doses tested, with a clear dose dependent response.

Figure 4: Mean Sleep Latency Data from Phase 1 Clinical Study of ORX750
(as of December 5, 2024 data cutoff date)

| | **ORX750**<br>LS Mean (95% CI)<br>Sleep Latency<br>(Minutes) | **Placebo**<br>LS Mean (95% CI)<br>Sleep Latency<br>(Minutes) | **LS[1] Mean Difference**<br>Compared to Placebo (95% CI) | **p-value** |
|---|---|---|---|---|
| **1.0 mg**<br>(n=8) | **18** (12, 23) | **10** (4, 15) | **8** (0, 16) | p=0.04 |
| **2.5 mg**<br>(n=8) | **32** (22, 42) | **17** (7, 27) | **15** (5, 26) | p=0.01 |
| **3.5 mg**<br>(n=10) | **34** (27, 40) | **13** (7, 20) | **20** (15, 25) | p<0.0001 |
| **5.0 mg**<br>(n=8) | **38** (32, 44) | **15** (9, 21) | **23** (17, 28) | p<0.0001 |

1.LS is least square mean.

•A favorable safety and tolerability profile with all observed treatment-emergent AEs being transient with none leading to treatment discontinuation. There were no cases of hepatotoxicity or visual disturbances across the cross-over assessment and SAD and MAD portions of the study. Additionally, there were no clinically significant treatment-emergent changes in hepatic and renal parameters, vital signs or ECG parameters.
Figure 5. Safety Data from Phase 1 Clinical Study of ORX750
(as of December 5, 2024 data cutoff date)

1. Treatment-emergent adverse event (TEAE). 2. Related includes probably and possibly related. 3. Nonrelated includes unlikely related and not related. 4. Two moderate AEs were reported at 4.0 mg (toothache and vasovagal syncope); both were deemed unrelated.
•Encouraging linear PK with a profile that supports the use of ORX750 as a once-daily oral dosing regimen with rapid absorption (plasma concentrations of ORX750 peaked 2h after the first dose). The systemic exposure of ORX750 increased in an approximately dose-proportional manner.
The Phase 1 study of ORX750 remains open. We plan to present a poster presentation of the Phase 1 data at the American Association of Neurology (AAN) conference in April 2025.

In November 2024, we announced that we initiated the Phase 2a CRYSTAL-1 clinical study of ORX750. CRYSTAL-1 is a randomized, double-blind, placebo-controlled, cross-over basket study to evaluate the safety, tolerability, and PK of ORX750 in participants with NT1, NT2, and IH. There are separate cohorts for each indication. Initial dosing for NT1 is 1.0 mg and for NT2 and IH is 2.0 mg with sequential dose escalation/de-escalation between cohorts. Each dosing cohort consists of a 6-week treatment duration with a crossover study design. During the 6 weeks of treatment, each participant will be randomized to one of two blinded treatment sequences and receive a total of 4 weeks of treatment with ORX750 and 2 weeks of treatment with placebo. Efficacy assessments will evaluate the effect of ORX750 on excessive daytime sleepiness (using the MWT and Epworth Sleepiness Scale (ESS)), cataplexy (NT1 participants only), and overall symptom improvement (measured by Narcolepsy Severity Scale (NSS) and Idiopathic Hypersomnia Severity Scale (IHSS)). Other exploratory assessments include measures of sleep, cognition, attention, memory, and general health. We expect the Phase 2a study to generate clinical data for all three indications in 2025 and enable dose selection for future pivotal studies.
ORX142 for the Treatment of Neurological and Neurodegenerative Disorders
ORX142 is our second OX2R agonist development candidate. ORX142 is being advanced for the treatment of neurological and neurodegenerative disorders, as well as other potential symptoms including impaired attention, cognitive deficits, and fatigue. In September 2024, preclinical data for ORX142 were presented in a poster presentation at the 27th Congress of the European Sleep Research Society (Sleep Europe 2024). The preclinical data showed ORX142 promoted wakefulness at very low doses in non-human primates. We are focused on rapidly advancing ORX142 through IND-enabling studies, obtaining IND clearance and initiating clinical development with the goal of sharing clinical data in acutely sleep-deprived healthy volunteers in 2025.
ORX489 for the Treatment of Neuropsychiatric Disorders
In November 2024, we announced ORX489 as our third OX2R agonist development candidate. ORX489 is our most potent OX2R agonist to date based on preclinical studies (see Figure 1), and is in IND-enabling activities for the treatment of neuropsychiatric disorders.
OX2R Agonist Pipeline
Our earlier OX2R agonist pipeline includes additional OX2R agonists as well as research efforts on differentiated pharmacology associated with the activation of the orexin system.
LockBody Technology Platform Program Update
Leveraging our proprietary LockBody technology, we are pioneering a novel approach that is designed to selectively drive potent effector function activity, such as CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. Our LockBody technology platform is intended to allow for the development of LockBody constructs (a “LockBody”). A LockBody is designed to be a conditionally-active antibody drug with the potential to engage powerful immune pathways in diseased tissue, but not in non-diseased tissue or the periphery, where the drug’s action is often unwanted.
During the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data to date from the Phase 1/2a first-in-human (FIH) dose escalation study of LB101 in participants with advanced solid tumors. A preliminary analysis of Phase 1 data showed LB101 was generally well-tolerated at doses comparable to the therapeutic dose of approved PD-L1 antibodies with no observations of anti-CD47 induced anemia or thrombocytopenia. These data were consistent with preclinical data that demonstrated the ability of the LockBody technology to ‘lock’ effector function until the LockBody construct reaches a tumor. Although the LB101 Phase 1 results did not support further development of CD47 as a target effector, we continue to evaluate the LockBody platform for its potential to deliver potent effectors into the TME while avoiding systemic toxicity. Data from the Phase 1 study are informing ongoing preclinical work focused on identifying new targets and effectors.
In February 2025, we announced a license agreement providing Genmab access to our LockBody technology platform to research products against up to three targets during a multi-year research period, with option to take exclusive commercial licenses for worldwide development and commercialization of products against each selected target. Genmab will be conducting all research and development activities under the agreement. See “Intellectual Property and License Agreements- Genmab License Agreement.”
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
Our UK business is operated by Centessa Pharmaceuticals (UK) Limited, (“CPUK”), (formerly Centessa Limited) directly and, in respect of the SerpinPC program, through its wholly owned UK subsidiary, ApcinteX Limited. In mid-2023, we implemented a corporate consolidation of our UK businesses in order to simplify our administrative operations, obtain operational efficiencies and generate administrative cost savings and improve the overall control environment. This has resulted in the business and assets of our UK subsidiaries, Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited being transferred to CPUK. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. On December 17, 2024, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. We intend to dissolve Z Factor Limited over the coming months using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. CPUK is a wholly owned subsidiary of Centessa Pharmaceuticals plc. CPUK was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
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

Centessa Pharmaceuticals (UK) Limited
As of December 31, 2024, following an internal reorganization, our subsidiary, Centessa Pharmaceuticals (UK) Limited (“CPUK”):
i.owned two pending U.S. provisional applications, six pending patent applications, 36 pending non-U.S. patent applications, and three pending PCT international applications in connection with its orexin program. The orexin-related patent portfolio includes claims directed to OX2R agonists and uses thereof. The pending patent applications, if issued, are expected to expire between 2041 and 2044, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
ii.owned four pending U.S. provisional applications, four pending U.S. applications, one U.S. patent, two pending PCT applications, and 41 pending non-U.S. patent applications in connection with its LockBody® technology platform. The LockBody® technology platform patent portfolio includes composition of matter and method of treatment claims directed to CD47 agents, CD3 agents, CD28 agents and CD89 agents. Also included, are three pending U.S. patent applications, two U.S.patents, 20 pending non-U.S. applications, and 12 non-U.S. patent comprising composition of matter and/or method of treatment claims directed anti-CD47 antibodies. The pending patent applications, once nationalized, where applicable, and if issued, are expected to expire between 2038 and 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
iii.owned one issued U.S. patent, eight pending U.S applications, 71 pending non-U.S. applications, and 39 granted non-U.S. patents in connection with its alpha-1-antitrypsin deficiency patent portfolio. This patent portfolio includes composition of matter claims directed to alpha-1-antitrypsin deficiency, polymorphs thereof and variants thereof, method of treatment claims for alpha-1-antitrypsin deficiency, and method of manufacturing claims related thereto. The pending patent applications, once nationalized and if issued, are expected to expire between 2039 and 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
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
v.owned one pending U.S. provisional application, one pending U.S. patent application and 12 pending non-U.S. patent applications with claims directed to compositions and methods of use of the lead anti-BDCA2 antibody, which it has licensed to AnaptysBio Inc. The pending patent applications, if issued, are expected to expire between 2040 and 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees; and
vi.owned one pending U.S. patent application, one issued non-U.S. patent, and four pending non-U.S. applications with claims directed to compositions and methods of use of anti-PD-L1 antibodies. The pending patent application, once nationalized and if issued, is expected to expire in 2040, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
ApcinteX
As of December 31, 2024, ApcinteX has a license to two issued U.S. patents and 52 issued foreign patents, including in France, Germany, UK, China, Japan and Australia. ApcinteX’s licensed patent portfolio have claims directed to SerpinPC composition of matter, compositions of matter of other serpin variants, and method of use of SerpinPC. The issued patents expire in 2034, and the pending patent applications, if issued, are expected to expire in 2034, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Intellectual Property License Agreements
Genmab License Agreement
On February 14, 2025, Centessa Pharmaceuticals (UK) Limited (“CPUK”), a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Genmab A/S (“Genmab”) pursuant to which Centessa granted to Genmab an exclusive worldwide license to leverage the Company’s proprietary LockBody platform to research products against up to three undisclosed targets during a multi-year research period, with an option to take up to three exclusive commercial licenses for worldwide development and commercialization of products against each selected target. Genmab will be conducting all research and development activities under the License Agreement and the products may combine Centessa’s LockBody technology with Genmab’s proprietary antibody technologies. The LockBody technology platform is designed to improve the therapeutic index of therapies by allowing targeted conditional activation of potent cell killing mechanisms in diseased tissue only.
Under the terms of the License Agreement, Centessa will receive an upfront payment of $15 million and option exercise fees potentially totaling up to an additional $15 million and is eligible to receive potential payouts of approximately $230 million in development, regulatory and sales milestones per product, as well as tiered royalties ranging in the mid-single digits on annual global net licensed product (“Licensed Product”) sales. Royalties are to be paid on a Licensed Product-by-Licensed Product and country-by country basis until the latest of (a) the expiration of the last-to-expire valid claim included in the licensed patents in such country that covers the Licensed Product; or (b) the tenth (10th) anniversary of the first commercial sale of such Licensed Product in such country; or (c) the expiration of the regulatory exclusivity periods in such country with respect to such Licensed Product, provided that such period of regulatory exclusivity would, with respect to the U.S., not exceed twelve (12) years after the first commercial sale and with respect to any country other than the U.S., not exceed ten (10) years after the first commercial sale.
The License Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Unless earlier terminated in accordance with its terms, the License Agreement will expire upon expiration of the last royalty term for the last licensed product. Genmab may terminate the License Agreement or on a target-by-target basis for convenience upon specified time periods. On a target-by-target basis, if Genmab elects not to exercise its option for an exclusive commercial license for worldwide development and commercialization of products against the applicable target (a “Reserved Target”), then the License Agreement will automatically terminate with respect to such Reserved Target. Subject to the terms and specified exceptions set forth in the License Agreement, either party may terminate the License Agreement for the other party’s uncured material breach or insolvency upon a specified notice period.
CPUK License Agreement with Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited) in connection with the Nxera STAR Technology for Orexin Agonism
In January 2019, Nxera Pharma UK Limited (“Nxera”) entered into a license, assignment, and research services agreement with Centessa Pharmaceuticals (Orexia) Limited (“Orexia”), which was amended and restated in 2020 (together the “Agreement”), relating to certain specific molecules and future molecules generated by using the Nxera STAR technology, with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Nxera assigned to Orexia all of Nxera’s right, title, and interest in and to intellectual property that is already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Nxera granted to Orexia an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Nxera must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
In consideration for the assignment and license, Orexia is to pay Nxera a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) ten years after the first commercial sale. Further, Orexia is responsible for all development costs incurred by itself or Nxera in the performance of the research program

(within the confines of the research budget). Additionally, Orexia must pay Nxera, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Regulation. The Regulation is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (“Member States concerned”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.
We plan to apply for renewal of SME status with the EMA as a small and medium-sized enterprise (“SME”). If we obtain renewal of our SME status with the EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.
European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two main types of MAs:
•The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of EU and the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). The centralized procedure is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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
European Union Data and Market Exclusivity
In the EU, innovative medicinal products (including both small molecules and biological medicinal products), sometimes referred to as new active substances, approved on the basis of a complete and independent data package, generally qualify for eight years of data exclusivity upon grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, and ten years of market exclusivity is granted following marketing approval for the orphan medicinal product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, an MA may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized orphan product consents to a second medicinal product application; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

All aforementioned EU rules are generally applicable in the EEA.
Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom
The UK officially withdrew from the EU on January 31, 2020 and the EU and the UK signed a trade and cooperation agreement, or TCA, which has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012. The regulatory regime in the UK therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge more significantly in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.
For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). However, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such Regulations are expected to come into force in early 2026.
As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.
On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. Various national procedures are now available to place a product on the market in the UK. The MHRA offers a 150-day assessment timeline for all high quality applications for a UK MA. The 150 day timeline does not, however, include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.
A separate process for orphan designation now applies in the UK. There is now no pre-MA orphan designation (as there is in the EU) in the UK and the application for orphan designation will be reviewed by the MHRA at the time of an MA application for a UK MA. The criteria for orphan designation are the same as in the EU, except they apply to the UK only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the UK, as opposed to the EU, and the prevalence of the condition must be no more than 5 in 10,000 persons in the UK).
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

In California, the CCPA became effective on January 1, 2020, and was modified by the California Privacy Rights Act, which became effective on January 1, 2023. The CCPA broadly defines personal information, and created individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires a covered business to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is a broad exception for protected health information that is subject to HIPAA, as well as clinical trial information, the CCPA may impact certain of our personal information processing activities if we become a "Business" regulated by the scope of the CCPA.
In addition to the CCPA, similar new privacy and data security laws have been passed or proposed in numerous other states, reflecting a trend toward more stringent privacy legislation in the U.S. Further, certain states, such as Washington, have introduced laws which specifically regulate health data and other states have introduced laws regulating special categories of personal information, such as biometric data. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Employees and Human Capital
As of March 1, 2025, we had an aggregate of 77 full-time employees. 36% of our employees have M.D. or Ph.D. degrees. Within our workforce, 49 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.
Our Human Capital resource objectives include assessing our work-plan needs based on our goals and selectively sourcing the market for talent based on capabilities, experiences and fit with the Centessa culture. As a company we have identified four key values to support our company culture and objectives: Innovation, Integrity, Accountability and Collaboration. These values are part of the identification, recruitment, and onboarding of employees. Our total compensation strategy is grounded in our goal-setting process, and we believe in a performance-based system with differentiation based on outcomes. In addition to our cash compensation, which includes annual bonuses, we have an equity program which enables our Compensation Committee to allocate, at its discretion, equity to all new hires and provides the opportunity, at the discretion of the Compensation Committee, for all employees to receive equity annually. Allocation of equity is based upon performance but also considers long term talent retention. We believe that the granting of stock-based and cash-based compensation awards drives shareholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.
As a global company, we believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. Our employee population is currently 49.4% female and 50.6% male. Inclusion is supported through the frequency of town hall meetings, access to Executive “coffee chats” and purposeful team meeting designs. In addition, we support our senior leadership with ongoing training and feedback, and help them understand diversity of style and communication techniques. Employee development is supported through access to virtual learning workshops focused on goal setting, managing work/life balance, and communication techniques. Recently we launched our Value Centric recognition plan which is aimed at reinforcing the values we believe make our company great.
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
We face challenges, risks and expenses related to our operations as well as the management of the expected growth in the scale and complexity of our operations.
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
In mid-2023, we implemented a corporate consolidation of our U.S. and UK businesses in order to simplify our administrative operations, obtain operational efficiencies, generate administrative cost savings and improve the overall control environment. This reorganization transferred the business operations and assets of our UK subsidiaries (Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited) to Centessa Pharmaceuticals (UK) Limited. Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. On December 17, 2024, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006, and we intend to dissolve Z Factor Limited over the coming months also using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. CPUK, a wholly owned subsidiary of Centessa Pharmaceuticals plc, was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.
As of March 1, 2025 we had 77 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of March 1, 2025, we had 77 full-time equivalent employees who are located in different geographies across the U.S., U.K. and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Iqbal Hussain, our General Counsel, Gregory Weinhoff, our Chief Business Officer and David Chao, Ph.D., our Chief Administrative Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Drs. Weinhoff and Chao and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in 2022, we determined to discontinue the lixivaptan program for the treatment of Autosomal Dominant Polycystic Kidney Disease (“ADPKD”), the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in Acute Myeloid Leukemia (“AML”). Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the multiple ascending dose (“MAD”) stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory / fibrotic diseases, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-

engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio, Inc. In November 2024, we announced the voluntary discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. More recently, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data to date from the Phase 1/2a first-in-human (FIH) dose escalation study of LB101 in participants with advanced solid tumors. A preliminary analysis of Phase 1 data showed LB101 was generally well-tolerated at doses comparable to the therapeutic dose of approved PD-L1 antibodies with no observations of anti-CD47 induced anemia or thrombocytopenia. These data were consistent with preclinical data that demonstrated the ability of the LockBody technology to ‘lock’ effector function until the LockBody construct reaches a tumor. Although the LB101 Phase 1 results did not support further development of CD47 as a target effector, we continue to evaluate the LockBody platform for its potential to deliver potent effectors into the TME while avoiding systemic toxicity. Data from the Phase 1 study are informing ongoing preclinical work focused on identifying new targets and effectors. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the MHRA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. For example, the FDA may require us to perform additional clinical trials of ORX750, beyond those we are currently planning to conduct, in order to support an NDA submission in due course. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in December 2024 we entered into the Oxford Finance Loan and Security Agreement (See Note 5 – “Debt” for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with Leerink, under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of December 31, 2024, we had $482.2 million in cash and cash equivalents and short-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short-term investments to fund its operations into mid-2027. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Certain amounts of such additional funds raised may need to be used to pay third parties in respect of obligations we owe to them including to our licensors, under Incentivization Agreements (see Contractual Obligations and Other Commitments) and Oxford Finance. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our loan facility and payment obligations under the Loan and Security Agreement (“LSA”), with Oxford Finance contain operating and financial covenants that restrict our business and financing activities, are subject to acceleration in specified circumstances and may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns or which may result in Oxford Finance taking possession of our assets and disposing of any collateral.
Our loan facility with Oxford Finance contains restrictions that limit our flexibility in operating our business. Under the terms of the LSA, we must maintain, and cause our subsidiaries to maintain, certain covenants, including with respect to limitations on new indebtedness, restrictions on the payment of dividends and maintenance of revenue levels. Our credit facility is collateralized by all of our assets including, among other things, our intellectual property.
On December 30, 2024 (the “Effective Date”), Centessa Pharmaceuticals Holdings, Inc., Centessa Biosciences, Inc. and Centessa Pharmaceuticals LLC (the “Borrowers,” together with the Company, the “Borrower Parties”) entered into a loan and security agreement (the “Loan and Security Agreement” or “LSA”)) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to lend the Borrowers an aggregate principal amount of up to $200.0 million in a series of term loans (the “Term Loans”). Pursuant to the Loan and Security Agreement, the Borrowers received an initial Term Loan of $110.0 million on the Effective Date (the “Initial Term Loan”). The Borrowers have access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Borrowers at the Lenders’ sole discretion. The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if a specified milestone is achieved on or after the first anniversary of the Effective Date, then the term loans will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030. The term loans accrue interest at a floating rate equal to (i) secured overnight financing rate for a one-month tenor from the website of the CME Group Benchmark Administration Limited, subject to a floor of 3.28%, plus (ii) an applicable margin of 5.00%. The Loan and Security Agreement provides for a minimum interest rate of 8.28% and a maximum interest rate of 10.50%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full at the option of the Borrowers. The Borrowers are required to pay a prepayment fee of 3.00% for prepayments of term loans made in the first year after funding of such term loans, 2.00% for prepayments of term loans made in the second year after funding of such term loans and 1.00% for prepayments thereafter. The Borrowers are also obligated to pay other customary fees for a loan facility of this size and type. Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding, accrued interest and fees related to the Company’s note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”), as well as certain fees and expenses payable to Oxford. The Borrowers’ obligations under the Loan and Security Agreement are guaranteed by the Company and certain subsidiaries of the Company and will be guaranteed by the Company’s future subsidiaries, subject to certain customary limitations pursuant to the terms of the English-law Guarantee and Indemnity (the “Guarantee”). In addition, pursuant to the terms of the LSA, the Borrowers granted Oxford, as collateral agent, a first priority security interest in substantially all of the Borrowers’ assets, including intellectual property. Furthermore, pursuant to the terms of the English law debenture entered into on the Effective Date (the “Debenture”), the Company and certain of its subsidiaries granted Oxford a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets, including intellectual property. The LSA contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower Parties and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the LSA contains a minimum cash covenant commencing on October 1, 2026 and all times thereafter of: (1) 35% of the outstanding principal balance of the Term Loan; and (2) up to 80% of the outstanding principal balance of the Term Loan based on the Company’s orexin agonist program Phase 2 and Phase 3 clinical data and continued Active Development (as defined in the LSA) of its lead orexin asset programs; provided that such minimum cash covenants shall not be tested during periods when the Company’s market capitalization meets $1.0 billion. The events of default under the LSA include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, the occurrence of a Material Adverse Change (as defined in the LSA) and judgment defaults. The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the LSA, the termination of the Lenders’ commitments, a 3% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the LSA and the Debenture.
If we breach certain of our debt covenants and are unable to cure such breach within the prescribed period, or are not granted waivers in relation to such breach, it may constitute an event of default under the loan facility, giving Oxford Finance the right to require us to repay the then outstanding debt immediately, and Oxford Finance could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, if we are unable to pay the outstanding debt immediately. A breach of the covenants contained in the credit facility documents and the acceleration of its repayment obligations by Oxford Finance could have a material adverse effect on our business, financial condition, results of operations and prospects.
The loan facility could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to make payments to Oxford Finance and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions. Payment requirements under the credit facility will increase our cash outflows if and when the conditions for payment are triggered. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding, we can do so on terms acceptable to us, or at all.
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, other LockBody molecules and/or the LockBody technology platform, from other available treatment options including other molecules in development.
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, we currently have one product candidate that is in clinical development— ORX750. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, certain other orexin agonist programs have reported visual disturbances, drug induced liver injury (“DILI”) and other side-effects during clinical trials. There is no guarantee that ORX750 will not demonstrate the same or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in 2022, we chose to discontinue the lixivaptan program for the treatment of ADPKD, the small molecule EGFR Exon20 insertion mutation inhibitor program, the C797S mutation inhibitor program for the treatment of NSCLC, the ZF874 program for the treatment of AATD, and the dual-STAT3/5 degrader program in AML. Additionally, in December 2022, as a result of protocol defined stopping criterion having been met, we suspended dosing in the MAD stage of the Phase 1 study of CBS001, a neutralizing therapeutic mAb to the inflammatory membrane form of LIGHT for inflammatory/fibrotic diseases. In the first half of 2023, we deprioritized and paused all development activities associated with CBS001, CBS004, a therapeutic mAb targeting BDCA-2 for the potential treatment of autoimmune diseases, and MGX292, a protein-engineered variant of human bone morphogenetic protein 9 (“BMP9”) for the treatment of pulmonary arterial hypertension (“PAH”). We subsequently terminated MGX292, and in late 2023, we out-licensed CBS004 to AnaptysBio Inc. In November 2024, we announced the voluntary discontinuation of the global clinical development program of SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. More recently, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data to date from the Phase 1/2a first-in-human (FIH) dose escalation study of LB101 in participants with advanced solid tumors. A preliminary analysis of Phase 1 data showed LB101 was generally well-tolerated at doses comparable to the therapeutic dose of approved PD-L1 antibodies with no observations of anti-CD47 induced anemia or thrombocytopenia. These data were consistent with preclinical data that demonstrated the ability of the LockBody technology to ‘lock’ effector function until the LockBody construct reaches a tumor. Although the LB101 Phase 1 results did not support further development of CD47 as a target effector, we continue to evaluate the LockBody platform for its potential to deliver potent effectors into the TME while avoiding systemic toxicity. Data from the Phase 1 study are informing ongoing preclinical work focused on identifying new targets and effectors. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not be able to submit INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including trials of ORX750, ORX142, other orexin agonist molecules and any other LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s) and tensions in U.S.-China relations.
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
We may be unable to obtain orphan drug designation or exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have our competing product candidates approved by the applicable regulatory authority for a significant period of time.
We may seek orphan drug designation for our product candidates where applicable, but there is no assurance the FDA or other regulatory authorities would grant orphan drug designation or, if granted, there is no assurance we can maintain orphan drug designation or obtain any benefits associated with orphan drug designation, including market exclusivity. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs and biologics intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, after recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition which either affects not more than 5 in 10,000 persons in the EU when the application for orphan designation is made, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention or treatment which is authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by the condition.
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in this Annual Report on Form 10-K.

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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in this Annual Report on Form 10-K.
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
Risks Related to our Business and Industry
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, significant changes in leadership, personnel, or policies, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Disruptions at the FDA and other agencies, including significant changes in leadership, personnel, or policies, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JP Morgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. If any of our lenders, including Oxford Finance, or counterparties to any such instruments were to be placed into receivership, we may be unable to access funds under the LSA. In addition, if any of our suppliers, including CROs and CMOs, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their existing or future obligations to us could be adversely affected.
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
Our internal computer systems have suffered, and our collaborators or other contractors or consultants may suffer from cybersecurity incidents or data breaches, which could result in a material disruption of our product development programs.
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and our partners or other third parties may have access to such sensitive information or our systems or infrastructure in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security compromises or incidents, including cybersecurity incidents and data breaches and to mitigate, detect, and remediate actual or potential vulnerabilities to our information technology systems as well as harm stemming from cybersecurity threats such as cybersecurity incidents and data breaches. Our internal computer systems and infrastructure (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from a variety of evolving threats, including computer viruses, bugs, malware, unauthorized access, denial-of-service attacks, service interruptions, system malfunction (such as credential stuffing), social engineering attacks (such as phishing attacks), business email compromises, ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises, from inadvertent or intentional wrongful actions by insider employees, vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties.
Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in the past, Centessa Subsidiaries have experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business nor did they result in material loss, if any such material system failure, accident or cybersecurity compromises, incident, or data breach were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as impact to our systems and infrastructure necessary for our business operations or necessitating that we incur significant costs to address such failure, accident or security compromises, cybersecurity incidents, or data breaches or expose us to significant liability. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. A significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
To the extent that any disruption or cybersecurity compromise, cybersecurity incident, or data breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against cybersecurity compromises, cybersecurity incidents and data breaches. Even though we have taken security measures designed to protect against cybersecurity incidents and/or data breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or cybersecurity compromises, cybersecurity incidents, or data breaches, or militating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause cybersecurity compromises, cybersecurity incidents, or data breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident or data breach has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of cybersecurity incidents or data breaches. Such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
Actual or perceived cybersecurity compromises, cybersecurity incidents, data breaches or other information technology system vulnerabilities, lack of appropriate information security safeguards and concerns regarding data privacy or cybersecurity may cause some of our actual or prospective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. Additionally, regulators could impose penalties and monetary fines against us for similar concerns, or we could incur other liability in connection with or resulting from litigation or governmental investigations and enforcement actions. The discontinuance of relationships with third parties, or the failure to meet the expectations of such third parties, and/or litigation, regulatory investigation or enforcement, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities arising out of such cybersecurity compromises, cybersecurity incidents, data breaches or other information technology system vulnerabilities. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could materially and adversely affect our business.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in this Annual Report on Form 10-K.
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Use and Access Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance programs could require us to amend our processes and procedures to implement different compliance measures for the UK and EEA. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the EEA, we could be investigated by, and ultimately fined by the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern privacy and security of personal information. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provided California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposed new operational requirements for covered businesses, provided for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The amendments introduced by the CPRA, among other things, gave California residents the ability to limit use of certain sensitive personal information, further restricted the use of cross-contextual advertising, established restrictions on the retention of personal information, expanded the types of data breaches subject to the CCPA’s private right of action, provided for increased penalties for violations concerning California residents under the age of 16, established the California Privacy Protection Agency to implement and enforce the law. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
The CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law, effective March 31, 2024, that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that specifically regulate biometric data. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
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
Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting ordinary shares held by non-affiliates was less than $700.0 million on June 30, 2024, we qualify as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our ordinary shares held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
As of December 31, 2024, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 30.3% of our voting shares as of December 31, 2024. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of December 31, 2024, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 9,306,138 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.

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
We previously had material weaknesses identified related to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, neither we and nor our subsidiaries had the necessary personnel to design effective components of internal control including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.
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
There is substantial uncertainty as to whether we are or will be a “PFIC.” If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. holders.
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
While we believe we were not a PFIC for 2024, it is uncertain whether we or any of our Centessa Subsidiaries were, are, or will be treated as a PFIC for U.S. federal income tax purposes for any past, current or subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Until we generate sufficient revenue from active licensing and other non-passive sources, there is substantial risk that we will be a PFIC under the PFIC income test; our operations currently generate limited amounts of non-passive income.
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
Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, will not apply if: (i) our place of central management and control remains outside of the United Kingdom (or the Channel Islands or the Isle of Man); and (ii) our securities are not admitted to trading on a UK-regulated market.
We believe that our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code and our securities are not admitted to trading on a UK-regulated market. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.
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
Governance
The Board of Directors has responsibility for oversight of cybersecurity risk management. As part of our enterprise risk management program, the Board has established oversight mechanisms that seek to implement effective governance in managing risks associated with cybersecurity threats. In particular, the Audit Committee has been vested with cybersecurity governance mandate that includes defining the Company’s cybersecurity strategy and implementation plan, performing regular oversight over Company’s cybersecurity landscape, and assessing the impact of material cyber incidents, should they happen.
Day-to-day responsibility for assessing, monitoring, and managing our cybersecurity risk management program rests with our IT Department, supported by broader MSP’s service team, and members of our finance and legal teams as appropriate, and our Head of Compliance on cyber matters. Our Head of Compliance oversees our risk management governance and periodic compliance testing and works with our IT Department and other functions, as appropriate, on the mitigation and management of identified cyber risks. The IT Department, supported by broader MSP’s service team executes the cybersecurity strategy. The IT Department and Head of Compliance report periodically to the General Counsel as well as to our Governance, Risk Management, and Compliance Committee (“GRC Committee”) on cyber matters. Our GRC Committee is responsible for monitoring and overseeing our overall enterprise risk management process, including assessing, identifying, and managing cybersecurity related risks as part of its annual assessment of critical risks facing the Company.

On at least an annual basis, the Head of Compliance, the General Counsel, the GRC Committee, and the IT Department, in consultation with our MSP, provide an update to the Audit Committee regarding critical cybersecurity risks and ongoing cybersecurity initiatives and strategies. We have implemented a process for significant cybersecurity matters and strategic risk management decisions related to cyber risks to be escalated to the GRC Committee and/or the Audit Committee, as appropriate.
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
    Our American Depositary Shares (“ADSs”), which represent an ordinary share in Centessa, are listed on The NASDAQ Global Select Market under the symbol CNTA. As of March 10, 2025, there were approximately six registered holders of record of Centessa's ordinary shares, which include shares of record held by banks, brokers, and other financial institutions on behalf of beneficial owners. The transfer agent of our ADSs is Citibank Shareholder Services, whose telephone numbers are U.S. Toll Free: 1 (877) 248-4237 & International Tel: 1 (781) 575-4555.
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
Overview
We are a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. We are pioneering a new class of potential therapies within our orexin receptor 2 (OX2R) agonist program for the treatment of excessive daytime sleepiness (EDS), impaired attention, cognitive deficits, and fatigue across neurological, neurodegenerative and neuropsychiatric disorders. Our OX2R agonist pipeline includes ORX750, our most advanced OX2R agonist development candidate, ORX142, ORX489, OX2R agonists in preclinical development, and research efforts on differentiated pharmacology associated with the activation of the orexin system. We also have an early-stage immuno-oncology program focused on our novel LockBody® technology platform.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas.

We have a track record of making judicious capital and resource allocation decisions for discovery and development efforts across our portfolio, and expeditiously evaluating and terminating programs when the data do not support advancing a program. Consistent with this approach and as part of ongoing portfolio management, in November 2024, we announced the discontinuation of the global clinical development of SerpinPC, a novel inhibitor of activated protein C that was being evaluated for the treatment of hemophilia B. This action was driven by the Company’s decision to prioritize capital toward the development of its OX2R agonist program and the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC. Within the interim analysis, SerpinPC was observed to have a favorable safety and tolerability profile; however, the Company determined that additional time and investment would be required to further develop SerpinPC with a more competitive profile for the treatment of hemophilia B in light of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product. More recently, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data to date from the Phase 1/2a first-in-human (FIH) dose escalation study of LB101 in participants with advanced solid tumors.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and short-term investments of $482.2 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and short-term investments as of December 31, 2024 of $482.2 million, to fund our operations into mid 2027.
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
Research and Development Tax Incentives
We participate in research tax incentive programs that are granted to companies by the United Kingdom in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax benefit. Estimates of the amount of the benefit expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. Through December 31, 2024, we claimed relief under the Small and Medium Enterprise (“SME”) scheme. Beginning January 1, 2025, changes to the program in the UK have aligned the tax incentives earned for SME and large entities. The merged scheme provides relief for qualifying R&D expenditure. If we are loss making, a cash credit can be obtained. If we continue to meet the SME thresholds and are loss making, then a higher rate of credit may be available under the new Enhanced R&D Intensive Support (ERIS). We expect eligible R&D expenditures qualifying for the credit outside of the UK will be more limited as a result of these legislative changes and we expect to recognize less tax incentives in the United Kingdom.
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
Interest Income and Interest Expense
Interest income is primarily interest earned from the Company’s cash and cash equivalents and short-term investments (U.S. Treasury Bills). Interest expense consists of interest costs related to our debt instruments.
Other Non-Operating Expenses, net
Other non-operating expenses, net consisted s primarily of foreign currency transaction gains and losses as well as the change in fair value of debt.
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

Results of Operations
The following table sets forth the results of operations for the years ended December 31, 2024 and December 31, 2023 (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
License and other revenues	$—	$6,853
Operating expenses:
Research and development	150,244	124,405
General and administrative	50,811	53,731
Loss from operations	(201,055)	(171,283)
Interest income	14,016	10,476
Interest expense	(10,090)	(9,906)
Loss on extinguishment of debt	(34,097)	—
Other non-operating expenses, net	(1,687)	(5,428)
Loss before income taxes	(232,913)	(176,141)
Income tax expense (benefit)	2,844	(25,056)
Net loss	$(235,757)	$(151,085)
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
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Development programs:
OX2R agonist	$41,443	$15,530
LB101/LockBody technology platform	10,886	33,322
Discontinued programs	90,261	63,364
Non-asset specific costs:
Personnel expenses	36,447	32,956
Research tax incentives	(30,942)	(24,253)
Other preclinical and clinical development expenses	2,149	3,486
	$150,244	$124,405

Research and development expenses for the years ended December 31, 2024 and December 31, 2023 were $150.2 million and $124.4 million, respectively. The increase in research and development expenses in 2024 compared with 2023 reflected higher costs of $38.7 million related to the SerpinPC program, due to incremental spending on its registration studies compared with 2023 as well as termination costs related to the discontinuation of the program in November 2024. Research and development costs for our OX2R agonist program increased $25.9 million in 2024, primarily related to the initiation of the ORX750 Phase 1 clinical trial in early 2024. Higher costs related to these programs were partially offset by $22.4 million in lower spending on our LB101 program and LockBody technology platform as well as lower spending on other discontinued programs. Personnel expenses in 2024 increased $3.5 million driven by higher share-based compensation of $1.6 million, a higher average number of employees in 2024 versus 2023 as well as increased employee severance costs related to the SerpinPC program.
On November 12, 2024, we announced the discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of activated protein C (APC) that was being progressed for the treatment of hemophilia B. The strategic decision was made to prioritize capital towards the development of our growing OX2R agonist franchise based on the strength of the interim Phase 1 data for ORX750, coupled with the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC, which was evaluated in the context of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product.
As a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance related costs of $1.2 million, which was recorded within Research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominantly accrued as of December 31, 2024 and are expected to be paid in the first half of 2025.
General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Personnel expenses	$30,897	$27,625
Legal and professional fees	9,518	12,107
Other expenses	10,396	13,999
	$50,811	$53,731
General and administrative expenses for the year ended December 31, 2024 and December 31, 2023 were $50.8 million and $53.7 million, respectively. The decline in general and administrative expense primarily reflected a favorable comparison as 2023 included enterprise resource planning (“ERP”) system implementation costs, as well as higher legal and professional fees. Personnel expenses increased $3.3 million from the year ended December 31, 2023, primarily driven by higher share-based compensation expense of $2.5 million.
Interest Income and Interest Expense
For the year ended December 31, 2024, interest income was $14.0 million, which increased $3.5 million from the year ended December 31, 2023, and reflected interest earned from a higher average cash, cash equivalents and short-term investment balances in 2024 relative to 2023 due to higher cash proceeds from equity offerings. At the end of March 2023, we began investing excess cash in U.S. Treasury Bills and SEC-registered money market funds in addition to cash deposits.
Interest expense was $10.1 million for the year ended December 31, 2024, an increase of $0.2 million from the year ended December 31, 2023, as a result of a higher average interest rate on debt.

Loss on Extinguishment of Debt
On October 1, 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital Management LLC (the “Purchasers”). On October 4, 2021, a secured note in the principal amount of $75 million was funded. In addition to the repayment of the principal as well as quarterly interest payments, the Company was obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate. Under the NPA, we were obligated to redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations. On the applicable repayment date, the Company was required to repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”).
As of December 31, 2024, all of outstanding obligations under the NPA were extinguished. The Company used the proceeds from a new debt issuance to pay off remaining obligations of the NPA. The Company recognized a loss on the extinguishment of this debt of $34.1 million.
Other Non-Operating Expenses, net
Other non-operating expenses, net for the year ended December 31, 2024 was $1.7 million, primarily reflecting foreign currency transaction losses of $1.8 million.
Other non-operating expenses for the year ended December 31, 2023 was $5.4 million, primarily reflecting a $5.9 million unrealized loss related to remeasuring the Note Purchase Agreement at fair value as of December 31, 2023, partially offset by a foreign currency transaction gain of $0.8 million.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $2.8 million for the year ended December 31, 2024 compared with an income tax benefit of $25.1 million for the year ended December 31, 2023. The income tax expense in 2024 was primarily the result of the Company’s generation of taxable income in the U.S. The income tax benefit in 2023 was primarily the result of the release of a valuation allowance as a result of an internal reorganization of its subsidiaries that occurred in the second quarter of 2023, as well as a change in estimate related to the finalization of a tax return filing.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we had cash, cash equivalents and short-term investments of $482.2 million, of which $383.2 million was classified as cash and cash equivalents and $99.0 million was classified as short-term investments on our Consolidated Balance Sheet. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments.
On December 30, 2024, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have entered an agreement to lend the Company an aggregate principal amount of up to $200.0 million in a series of term loans (the “Term Loans”).
Pursuant to the Loan and Security Agreement, the Company received $110.0 million (the “Initial Term Loan”) and incurred $1.1 million of debt issuance costs inclusive of facility and legal fees. The Company has access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Company at the Lenders’ sole discretion.
The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if the Extension Event as defined in the

Agreement occurs, then at the Company’s option, the term loans could begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030.
Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding interest and fees related to the Company’s existing note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”).
On September 11, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (“Shelf”) registering an unspecified amount of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Shelf automatically became effective upon filing. Under the Shelf, Centessa may offer securities from time to time in one or more offerings, at prices and on terms to be determined by market conditions at the time of offering. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. The Company’s prior shelf registration statement on Form S-3, which was declared effective by the SEC on July 12, 2022, covered the offering, issuance and sale of an amount up to $350 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the year ended December 31, 2024, the Company sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a life to date basis, as of December 31, 2024, the Company has sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In 2024, the Company completed two separate share offerings of its ordinary shares through the sale and issuance of a cumulative 29,932,626 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $349.9 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.

Cash Flow
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash (used in) provided by:
Operating activities	$(142,055)	$(160,342)
Investing activities	31,267	(127,004)
Financing activities	364,752	21,117
Exchange rate effect on cash and cash equivalents	1,227	615
Net increase (decrease) in cash and cash equivalents	$255,191	$(265,614)
Operating Activities
During the year ended December 31, 2024, we used $142.1 million of cash in operating activities, reflecting the net loss of $235.8 million, adjusted for noncash items such as share-based compensation of $33.5 million and depreciation and amortization of $0.9 million, and a debt extinguishment charge of $34.1 million related to a financing activity. In addition in 2024 there was a net increase in net operating liabilities of $22.1 million, primarily reflecting accrued termination-related costs of the SerpinPC program that were not paid in 2024.
During the year ended December 31, 2023, we used $160.3 million of cash in operating activities. Cash used in operating activities reflected a net loss of $151.1 million, adjusted for noncash items as well as an unfavorable change in operating assets and liabilities of $18.9 million. A non-cash net benefit due to the release of a tax valuation allowance included in the net loss was more than offset by non-cash net charges of $36.1 million for share-based compensation, depreciation and amortization expense and the change in the fair value of debt.
Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities was $31.3 million, primarily related to a net redemption of short-term marketable securities in favor of increased cash equivalents from 2023. During the year ended December 31, 2023, net cash used in investing activities was $127.0 million primarily related to the investment of excess cash in short-term marketable securities, namely U.S. Treasury Bills.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $364.8 million, primarily reflecting $349.9 million in net proceeds related to our issuance of ordinary shares under share offerings, $9.7 million in proceeds from our ATM program as well proceeds from stock option exercises. Proceeds from the Loan and Security Agreement with Oxford were used to pay off our NPA with Oberland. During the year ended December 31, 2023, net cash provided by financing activities was $21.1 million, largely reflecting proceeds from our ATM program.
Funding Requirements
We expect aggregate expenses to increase in connection with ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for any current and future product candidates. In addition we will begin to incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of its working capital requirements. Future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
Critical Accounting Policies
Management’s discussion and analysis of its financial condition and results of operations is based on the consolidated financial statements of the Company which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments be made that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses and tax-related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Tax-related Matters
We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluate all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including our history of cumulative net losses in the U.K., we concluded that it is more likely than not that we will not realize the benefits of our U.K. deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. After consideration of the evidence, including changes resulting from an internal reorganization of subsidiaries in the second quarter of 2023 and cumulative and expected income of an operating entity that carries out services for other entities in the group and recognizes most of the interest income from cash, cash equivalents and short term investments, we concluded that it is more likely than not that we will realize the benefits of our United States deferred tax assets, and accordingly, in the second quarter of 2023, we released a previously recorded valuation allowance on our United States deferred tax assets. We continue to assess our ability to realize our United States deferred tax assets each reporting period based on all available positive and negative evidence.
Contractual Obligations and Other Commitments
As of December 31, 2024, other than what has been disclosed in Note 5 - "Debt", Note 6 – "Commitment and contingencies", and Note 7 - "Program Termination costs", we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

The contractual obligations we have disclosed do not include any potential development, regulatory and commercial milestone payments and potential royalty payments that we may be required to make under the various license agreements entered into by Centessa. We excluded these payments given that the timing of any such payments cannot be reasonably estimated at this time.

Incentivization Agreements
In January 2021, we established incentivization arrangements (as novated, amended or amended and restated from time to time) pursuant to which certain members of the senior management teams of each subsidiary we had acquired in January 2021 are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an exit event of such subsidiary, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition (including via an out-licensing) of all or substantially all of the applicable subsidiary’s commercially valuable assets or, in the case of subsidiaries with more than one asset, sale or disposition of one or more of such assets, or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary. Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. Each milestone payment amount for each subsidiary is in the low eight figure range to be divided among the members of the respective subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. In addition, if a sale of a controlling interest in a subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the range of single digit to low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range. As of December 31, 2024, incentivization agreements in respect of Centessa Bioscience, Inc. (formerly Palladio Bioscience, Inc.), Capella Bioscience Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited (formerly Morphogen-IX Limited), Pearl River Bio and, Pega-One SAS and Centessa Pharmaceuticals (UK) Limited have ceased to apply.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centessa Pharmaceuticals plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 24, 2025

Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$383,221	$128,030
Short-term investments	98,956	128,519
Tax incentive receivable	43,768	37,818
Prepaid expenses and other current assets	10,464	20,725
Total current assets	536,409	315,092
Property and equipment, net	744	1,039
Operating lease right-of-use assets	11,013	11,914
Deferred tax asset	26,586	29,647
Other non-current assets	2,046	2,554
Total assets	$576,798	$360,246
Liabilities
Current liabilities:
Accounts payable	$7,143	$11,815
Accrued expenses and other current liabilities	50,855	27,570
Total current liabilities	57,998	39,385
Long term debt (Note 5)	108,940	75,700
Operating lease liabilities	8,286	8,888
Other noncurrent liabilities	29	29
Total liabilities	175,253	124,002
Commitments and contingencies (Note 6)
Shareholders’ equity
Ordinary shares: £0.002 nominal value: 184,469,623 shares authorized; 132,631,587 shares issued and outstanding at December 31, 2024; 98,774,827 shares issued and outstanding at December 31, 2023	359	273
Additional paid-in capital	1,385,675	987,423
Accumulated other comprehensive income	4,213	1,493
Accumulated deficit	(988,702)	(752,945)
Total shareholders’ equity	401,545	236,244
Total liabilities and shareholders’ equity	$576,798	$360,246

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023
License and other revenue	$—	$6,853
Operating expenses:
Research and development	150,244	124,405
General and administrative	50,811	53,731
Loss from operations	(201,055)	(171,283)
Interest income	14,016	10,476
Interest expense	(10,090)	(9,906)
Loss on extinguishment of debt	(34,097)	—
Other non-operating expenses, net	(1,687)	(5,428)
Loss before income taxes	(232,913)	(176,141)
Income tax expense (benefit)	2,844	(25,056)
Net loss	(235,757)	(151,085)

Other comprehensive income:
Foreign currency translation adjustments	1,223	1,700
Unrealized gain on available for sale securities, net of taxes	1,497	1,290
Other comprehensive income	2,720	2,990

Total comprehensive loss	$(233,037)	$(148,095)

Net loss per ordinary share - basic and diluted	$(2.06)	$(1.57)
Weighted average ordinary shares outstanding - basic and diluted	114,473,449	96,177,578

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(amounts in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at January 1, 2023	94,843,391	$265	$939,261	$(1,497)	$(601,860)	$336,169
Issuance of ordinary shares under ATM program, net of issuance costs	3,040,816	7	20,800	—	—	20,807
Stock option exercises	70,197	—	310	—	—	310
Share-based compensation expense	—	—	29,392	—	—	29,392
Vesting of ordinary shares	1,194,665	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(374,242)	—	(2,339)	—	—	(2,339)
Foreign currency translation adjustments	—	—	—	1,700	—	1,700
Unrealized gain on available for sale securities, net of tax of $0.4 million	—	—	—	1,290	—	1,290
Net loss	—	—	—	—	(151,085)	(151,085)
Balance at December 31, 2023	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offerings, net of issuance costs	29,932,626	76	349,874	—	—	349,950
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	1,853,718	4	11,259	—	—	11,263
Share-based compensation expense	—	—	33,546	—	—	33,546
Vesting of ordinary shares	1,328,991	3	(3)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(508,575)	—	(6,076)	—	—	(6,076)
Foreign currency translation adjustments	—	—	—	1,223	—	1,223
Unrealized gain on available for sale securities, net of tax of $0.4 million	—	—	—	1,497	—	1,497
Net loss	—	—	—	—	(235,757)	(235,757)
Balance at December 31, 2024	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(235,757)	$(151,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	33,546	29,392
Loss on extinguishment of debt	34,097	—
Depreciation and amortization	942	810
Change in fair value of financial instruments	300	5,900
Change in deferred taxes	2,653	(26,529)
Changes in operating assets and liabilities:
Tax incentive receivable	(6,601)	(12,092)
Prepaid expenses and other assets	10,219	(1,364)
Operating leases, net	298	(1,883)
Accounts payable	(4,585)	(2,722)
Accrued expenses and other liabilities	22,771	(797)
Other, net	62	28
Net cash used in operating activities	(142,055)	(160,342)

Cash flows from investing activities:
Purchases of investments in marketable securities	(140,533)	(264,910)
Proceeds from redemption of investments in marketable securities	171,834	138,075
Purchase of property and equipment	(34)	(169)
Net cash provided by (used in) investing activities	31,267	(127,004)

Cash flows from financing activities:
Proceeds from issuance of shares under share offerings, net of issuance costs	349,950	—
Proceeds from issuance of shares under ATM program, net of issuance costs	9,655	20,807
Repayment of debt	(110,097)	—
Proceeds from issuance of debt, net of issuance costs	109,335	—
Proceeds from option exercises	11,227	310
Other, net	(5,318)	—
Net cash provided by financing activities	364,752	21,117
Effect of exchange rate on cash and cash equivalents	1,227	615
Net increase (decrease) in cash and cash equivalents	255,191	(265,614)
Cash and cash equivalents at beginning of period	128,030	393,644
Cash and cash equivalents at end of period	$383,221	$128,030
Supplemental disclosure:
Interest paid	$10,085	$9,906
Income taxes paid	$82	$2,943
Operating lease payments reducing operating lease liabilities	$1,602	$1,178
Right-of-use assets obtained in exchange for operating lease liabilities - noncash	$—	$9,711

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $988.7 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
On December 30, 2024, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company an aggregate principal amount of up to $200.0 million in a series of term loans (the “Term Loans”).
Pursuant to the Loan and Security Agreement, the Company received $110.0 million (the “Initial Term Loan”) and incurred $1.1 million of debt issuance costs inclusive of facility and legal fees. The Company has access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Company at the Lenders’ sole discretion.
The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if the Extension Event as defined in the Agreement occurs, then at the Company’s option, the term loans could begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030.
Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding, accrued interest and fees related to the Company’s existing note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”). (See - Note 5 "Debt").
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
time of any offering. The Company’s prior shelf registration statement on Form S-3, which was declared effective by the SEC on July 12, 2022, covered the offering, issuance and sale of an amount up to $350.0 million in the aggregate of the Company’s ordinary shares, American Depository Shares representing ordinary shares, debt securities, warrants, and/or units or any combination thereof.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the year ended December 31, 2024, the Company sold 1,250,000 ordinary shares under the ATM Program, resulting in net proceeds of $9.7 million. On a life to date basis, as of December 31, 2024, the Company has sold 4,290,816 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $30.5 million.
In 2024, the Company completed offerings of its ordinary shares through the sale and issuance of a cumulative 29,932,626 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $349.9 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and short-term investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
The Company expects its existing cash, cash equivalents and short-term investments as of December 31, 2024 of $482.2 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.
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
In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:
•the Company’s financial position as of December 31, 2024 and December 31, 2023; and
•the Company’s results of operations and cash flows for the years ended December 31, 2024 and December 31, 2023.
Emerging Growth Company and Smaller Reporting Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012. For so long as the Company remains an emerging growth company, it is permitted and intends to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.

The Company will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year that is five years following the closing of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
“large accelerated filer,” under the rules of the U.S. Securities and Exchange Commission, or SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th after we have been subject to the SEC’s periodic reporting requirements for at least twelve calendar months and have filed at least one annual report, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The Company is also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (“Exchange Act”). Even after the Company no longer qualifies as an emerging growth company, it may still qualify as a “smaller reporting company” if the market value of our ordinary shares held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. As a smaller reporting company, we are eligible for scaled disclosure relief from certain Regulation S-X and Regulation S-K requirements.
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

As of December 31, 2024, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated statements of operations and comprehensive loss within Other income (expense), net. The aggregate foreign currency transaction gain or loss is included in the results of operations. For the year ended December 31, 2024, the Company recorded a net foreign currency transaction loss of $1.8 million, while for the year ended December 31, 2023, it recorded a net foreign currency transaction gain of $0.8 million.
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
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include accrued research and development expenses, the note purchase agreement, share-based compensation and tax-related matters.
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment, which have a useful life of three to seven years. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $0.3 million in each year.
Capitalized software as a service costs representing costs incurred during the application development stage are included in “Other non-current assets” and the corresponding current portion, in “Prepaid expenses and other current assets” and is amortized using the straight line method over 5 years. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with the hosting as a service arrangement are expensed on a straight line basis over the term of the hosting arrangement. Amortization expense for the year ended December 31, 2024 and 2023 was $0.6 million and $0.5 million, respectively.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2024, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
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
Debt Issuance Costs
For debt issuances that are not accounted for under the fair value option, such as the Loan and Security Agreement, any debt issuance costs are capitalized, recorded as an offset to the Company’s debt balances and amortized as interest expense over the term of the associated debt instrument using the effective interest method. If the maturity of the debt is accelerated as a result of default or early debt repayment, the amortization would then be accelerated. Amounts paid related to debt financing activities are presented on the consolidated balance sheet as a direct deduction from the debt liability.
For debt issuances that are accounted for under the fair value option, such as the Note Purchase Agreement, discussed further below, any debt issuance costs are expensed at the time of issuance in accordance with ASC 825, Financial Instruments.

Note Purchase Agreement
In October 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital, which was subsequently repaid in full on December 30, 2024 using the proceeds of the Loan and Security Agreement with Oxford. As described in further detail in Note 5 - "Debt", in addition to the repayment of the principal as well as quarterly interest payments, the Company was obligated to pay a Milestone payment equal to 30% of the aggregate principal amount

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
issued under the Notes by the Company upon regulatory approval of any drug candidate. The Company may redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable date, the Company shall repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”).

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
The fair value of the notes under the NPA represents the present value of estimated future payments, including interest, principal as well as estimated payments that are contingent upon the achievement of specified milestones. The fair value of the notes was based on the cumulative probability of the various estimated payments. The fair value measurement was based on significant Level 3 unobservable inputs such as the probability of achieving the milestones, anticipated timelines, probability and timing of an early redemption of all obligations under the agreement and the discount rate. Any changes in the fair value of the liability in each reporting period are recognized in the consolidated statement of operations and comprehensive loss until it was settled.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash, upon surrender of loss carryforwards. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. The Company recorded research and development tax incentives of $30.9 million and $24.3 million during the years ended December 31, 2024 and December 31, 2023, respectively.
Through December 31, 2024, the Company claimed relief under the Small and Medium Enterprise (“SME”) scheme. Beginning January 1, 2025, changes to the program in the UK have aligned the tax incentives earned for SME and large entities. The merged scheme provides relief for qualifying R&D expenditure. If the company is loss making, a cash credit can be obtained. If the company continues to meet the SME thresholds and is loss making, then a higher rate of credit may be available under the new Enhanced R&D Intensive Support (ERIS). The Company expects eligible R&D expenditures qualifying for the credit outside of the UK will be more limited as a result of these legislative changes and it expects to recognize less tax incentives in the United Kingdom.
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
Retirement Plans
The Company provided defined contribution plans to its employees beginning in 2021. In the U.S., the primary plan sponsored by the Company is a safe harbor, 401k plan with a 4% employer match, no waiting period and immediate vesting on the match. In the UK, the primary plan sponsored by the Company is a money purchase plan, which requires a minimum 8% contribution, including a minimum employer contribution of 4% and employee contribution of 4%. The Company recorded charges of $0.7 million under these plans during the year ended December 31, 2024 and $0.6 million during the year ended December 31, 2023.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, the Company believes it would more likely than not be able to utilize existing loss carryforwards and research and development tax credits to offset future income in the United States. The operating entity in the United States has a history of cumulative net profits as it carries out services for other entities in the group and recognizes most of the interest income earned from cash, cash equivalents and short term investments.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
Unvested ordinary shares	86,864	310,052
Restricted stock units	1,510,077	1,949,463
Stock options	17,434,119	16,069,015
	19,031,060	18,328,530
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
3. Fair Value of Financial Instruments
The following fair value hierarchy table presents fair value information about the Company’s assets and liabilities (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024
Assets
Money Market fund	$217,515	$—	$—
U.S. Treasury securities	$171,885	$—	$—

Liabilities
Loan and Security Agreement	$—	$—	$109,450

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Assets
Money Market fund	$28,339
U.S. Treasury securities	128,519

Liabilities
Note Purchase Agreement	$—	$—	$75,700
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s U.S. Treasury securities and its money market fund as of December 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$217,515	$—	$—	$217,515

U.S. Treasury securities, included in:
Cash and cash equivalents	$72,762	$167	$—	$72,929
Short-term investments	95,534	3,422	—	98,956
Total U.S. Treasury securities	$168,296	$3,589	$—	$171,885
For the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein (amounts in thousands):

Note Purchase Agreement
Balance at January 1, 2023	$69,800
Change in fair value	5,900
Balance at December 31, 2023	75,700
Change in fair value	300
Loss on extinguishment of debt	34,097
Settlement	(110,097)
Balance at December 31, 2024	$—
On December 30, 2024, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford and received $110.0 million. Substantially all of the proceeds from the initial term loan were used to repay in full the aggregate amount outstanding, which equated to 185% of the principal balance less prior cumulative interest payments plus fees. The Company recognized a loss on the extinguishment of this debt of $34.1 million.
4. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	December 31, 2024	December 31, 2023
Research and development costs	$6,314	$16,123
Insurance related costs	840	1,651
Value added tax receivable	1,528	1,330
Other	1,782	1,621
	$10,464	$20,725

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31, 2024	December 31, 2023
Research and development costs∗	$38,063	$18,814
Personnel related expenses	9,465	6,733
Professional fees	1,782	1,072
Income tax liability	835	112
Other	710	839
	$50,855	$27,570
∗Includes accrued contract termination costs of $30.3 million. See Note 7.
Property and equipment, net consisted of the following (amounts in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$768	$734
Office furniture	724	724
Office equipment	43	43
Property and equipment, at cost	1,535	1,501
Less: Accumulated depreciation	(791)	(462)
Property and equipment, net	$744	$1,039
The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Foreign currency translation adjustment:
Beginning balance	$203	$(1,497)
Foreign currency translation adjustment during period	1,223	1,700
Ending balance	$1,426	$203

Unrealized gain on available for sale securities:
Beginning balance	$1,290	$—
Unrealized holding gain on available for sale securities during period, net of tax of $0.8 million in 2024 and $0.4 million in 2023	2,787	1,290
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax benefit of $0.4 million in 2024	(1,290)	—
Ending balance	$2,787	$1,290

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
5. Debt
Debt consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Loan and Security Agreement:
Principal amount	$110,000	$—
End of term charge	5,500
Unamortized debt issuance costs and unamortized end of term charge	(6,560)	—
Loan and Security Agreement (carried at amortized cost)	$108,940	$—
Note Purchase Agreement (carried at fair value)	$—	$75,700
Loan and Security Agreement
On December 30, 2024 (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders have entered an agreement to lend the Company an aggregate principal amount of up to $200 million in a series of term loans (the “Term Loans”).
Pursuant to the Loan and Security Agreement, the Company received $110.0 million (the “Initial Term Loan”) and incurred $1.1 million of debt issuance costs inclusive of facility and legal fees. The Company has access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Company at the Lenders’ sole discretion.
The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if the Extension Event as defined in the Agreement occurs, then at the Company’s option, the term loans could begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030.
The term loans accrue interest at a floating rate equal to (i) secured overnight financing rate for a one-month tenor from the website of the CME Group Benchmark Administration Limited, subject to a floor of 3.28%, plus (ii) an applicable margin of 5.00%. The Loan and Security Agreement provides for a minimum interest rate of 8.28% and a maximum interest rate of 10.50%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full at the option of the Company. The Company is required to pay a prepayment fee of 3.00% for prepayments of term loans made in the first year after funding of such term loans, 2.00% for prepayments of term loans made in the second year after funding of such term loans and 1.00% for prepayments thereafter. The Company is also obligated to pay other customary fees for a loan facility of this size and type, including a final payment of 5.00% of principal (the “End of Term Charge”).
Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding interest and fees related to the Company’s existing note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”).
The Company’s obligations under the Loan and Security Agreement are guaranteed by the Company and certain subsidiaries of the Company and will be guaranteed by the Company’s future subsidiaries, subject to certain customary limitations pursuant to the terms of the English-law Guarantee and Indemnity (the “Guarantee”). In addition, pursuant to the terms of the Loan and Security Agreement, the Company granted Oxford, as collateral agent, a first priority security interest in substantially all of the Company’s shares and assets, including intellectual property. Furthermore, pursuant to the terms of the English-law debenture entered into on the Effective Date (the “Debenture”), the Company and certain of its subsidiaries granted Oxford a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets, including intellectual property.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, commencing on October 1, 2026, the Loan and Security Agreement contains a minimum cash covenant the Company must at all times maintain: (1) 35% of the outstanding aggregate principal balance of the Term Loan; and (2) up to 80% of the outstanding principal balance of the Term Loan based on the Company’s orexin agonist program Phase 2 and Phase 3 clinical data and continued Active Development (as defined in the Loan and Security Agreement) of its lead orexin asset programs; provided that such minimum cash covenants shall not be tested during periods when the Company’s ADSs are listed on the Nasdaq Stock Market and its market capitalization meets $1.0 billion.
The events of default under the Loan Agreement include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, the occurrence of a Material Adverse Change (as defined in the Loan and Security Agreement) and judgment defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Loan and Security Agreement, the termination of the Lenders’ commitments, a 3% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the Loan Agreement.

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year ending:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	115,500
Total principal payments, including End of Term Charge	$115,500
Note Purchase Agreement
On October 1, 2021, the Company entered into a Note Purchase Agreement (the “NPA”) with Oberland Capital Management LLC (the “Purchasers”). On October 4, 2021, a secured note in the principal amount of $75 million was funded. In addition to the repayment of the principal as well as quarterly interest payments, the Company was obligated to pay a Milestone payment equal to 30% of the aggregate principal amount issued under the Notes by the Company upon regulatory approval of any drug candidate. The Company was obligated to redeem all, but not less than all, of the outstanding notes (if any) and pay all other outstanding obligations under the NPA. On the applicable repayment date, the Company was required to repurchase the notes by paying an amount of up to (i) 185% of the principal amount issued under the notes if such repurchase occurs between the third and sixth anniversaries of the First Purchase Date, and (ii) 205% of the principal amount issued under the notes if such repurchase occurs thereafter, in each case less specified deductions and exclusions described in the NPA, including amounts paid by the Company to the Purchasers in respect of certain asset sale or strategic transactions, the interest payments and the Milestone Payments (the “Final Payment Amount”).
As of December 31, 2024, all of the outstanding obligations under the NPA were extinguished. The Company used the proceeds from the Loan and Security Agreement to pay off remaining obligations on the NPA. The Company recognized a loss on the extinguishment of this debt of $34.1 million.
6. Commitments and Contingencies
Commitments
As of December 31, 2024, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $7.6 million, of which the Company expects to pay $7.3 million within one year and the remaining $0.3 million over one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
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
The following table provides balance sheet information related to leases as of December 31, 2024 (amounts in thousands):

December 31, 2024
Assets:
Operating lease, right-of-use asset	$11,013

Liabilities:
Current portion of operating lease liabilities	$602
Operating lease liabilities, net of current portion	8,286
Total operating lease liabilities	$8,888
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of December 31, 2024 (amount in thousands):

December 31, 2024
Weighted-average remaining lease term	8.0 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The components of the Company’s lease costs and sublease income are classified on its consolidated statements of operations as follows (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$1,998	$1,498
Variable lease cost	20	53
Short term lease cost	4	26
Sublease income	(350)	(58)
Total operating lease cost	$1,672	$1,519

Future lease payments under non-cancelable operating leases and expected sublease income as of December 31, 2024 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2025	$1,634	$355
2026	1,667	362
2027	1,700	370
2028	1,734	345
2029	1,769	—
Thereafter	5,521	—
Total undiscounted amounts	$14,025	$1,432
Less: Imputed interest	(5,137)
Present value of lease liabilities	$8,888
Less: current portion	(602)
Lease liabilities, net of current portion	$8,286
Licensing and Collaborative Arrangements
The Company is party to licensing and collaboration arrangements to develop and commercialize intellectual property. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for year ended December 31, 2024 were aggregate incurred expenses of $4.8 million, primarily reflecting development milestone costs. As of December 31, 2024, the Company had no licensing and collaborative arrangement milestone obligations recorded on its balance sheet.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
or disposing of Molecules and Products. Nxera must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
In consideration for the assignment and license, the Company is to pay Nxera a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) 10 years after the first commercial sale. Further, the Company is responsible for all development costs incurred by itself or Nxera in the performance of the research program (within the confines of the research budget). Additionally, the Company must pay Nxera, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule. The Company anticipates paying between the low single digits millions of pounds sterling to low double digit millions of pounds sterling in the next twelve months.
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
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa is obligated to make up to $4.3 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
7. Program Termination Costs
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
As a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance related costs of $1.2 million, which was recorded within Research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominately accrued as of December 31, 2024 and are expected to be paid in the first half of 2025.
8. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options, restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of Shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of December 31, 2024 were 9,306,138.
Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Research and development	$14,867	$13,221
General and administrative	18,679	16,171
	$33,546	$29,392

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2024	16,069,015	$7.09	7.9 years
Granted	4,715,900	$9.50
Exercised	(1,853,718)	$6.08
Forfeited	(1,497,078)	$7.96
Balance at December 31, 2024	17,434,119	$7.77	7.4 years	$158.3
Exercisable at December 31, 2024	11,137,160	$7.46	6.7 years	$105.0
Vested and expected to vest at December 31, 2024	17,434,119	$7.77	7.4 years	$158.3
The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $30.6 million, which the Company expects to recognize over a weighted-average period of 2.7 years.
Based on the trading price of $16.75 per ADS, which was the closing price as of December 31, 2024, the aggregate intrinsic value of options as of December 31, 2024 was $158.3 million. The total intrinsic value of options exercised during the years ended December 31, 2024 and December 31, 2023 were $17.0 million and $0.1 million, respectively.
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Weighted-average grant date fair value of options	$6.54	$3.22
Expected term	5.98 years	6.02 years
Expected stock price volatility	76.2%	78.3%
Risk-free interest rate	4.0%	3.8%
Expected dividend yield	0%	0%
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
Restricted Share Awards and Units
In 2021, the Company issued 1,213,802 ordinary shares subject to future vesting under its Restricted Stock Awards program. The fair value of the awards are based upon the estimated fair value of the Company’s ordinary shares at the time of grant.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The Board, following the recommendations of the Company’s Compensation Committee, grants service-based restricted stock unit awards under the Company’s Stock Incentive Plan to certain executive officers and employees of the Company to encourage employee retention. Periodic grants are made at fair market value, representing the NASDAQ market close quoted price on the day of the grant.
The following table summarizes ordinary share activity related to the restricted stock programs for the year ended December 31, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	310,052	$19.33	1,949,463	$4.40
Granted	—	—	963,850	$8.27
Vested	(223,188)	$19.07	(1,105,803)	$4.82
Forfeited	—	—	(297,433)	$6.41
Unvested at December 31, 2024	86,864	$20.00	1,510,077	$6.14

Unrecognized compensation expense at December 31, 2024 ($ in thousands)	$1,407		$7,179
Expected weighted average recognition period	0.3 years		2.8 years
Centessa Pharmaceuticals plc 2021 Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “2021 ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the ESPP shall be cumulatively increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of Shares as determined by the board of directors. Remaining shares reserved as of December 31, 2024 were 2,708,415. There have been no shares issued under the ESPP plan.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
9. Income Taxes
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Tax loss carryforwards	$96,444	$77,435
Capitalized research and development	13,606	14,440
Research and development credits	11,063	10,488
Other	3,068	3,246
Total deferred tax assets	124,181	105,609
Valuation allowance	(94,894)	(73,239)
Deferred tax assets, net of allowance	29,287	32,370
Deferred tax liabilities:
Other	(2,701)	(2,723)
Net deferred tax assets	$26,586	$29,647

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the history of cumulative net profits in an operating entity in the United States, which carries out services for other entities in the group and recognizes most of the interest income from cash, cash equivalents and short term investments, and estimated that entity’s future taxable income and concluded that it is more likely than not that the Company will realize the benefits of the deferred tax assets in that entity, and has not provided a valuation allowance against the net deferred tax assets in that entity. For the year ended December 31, 2024, the consolidated valuation allowance increased by $21.7 million. For the year ended December 31, 2023, the consolidated valuation allowance decreased by $20.6 million, primarily reflecting the release of a valuation allowance following an internal reorganization of subsidiaries in the U.S. in 2023.

Components of the Company’s pre-tax loss are as follows (amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
(Loss) income before tax:
UK	$(248,649)	$(187,643)
Non-UK	15,736	11,502
Total	$(232,913)	$(176,141)

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The income tax expense (benefit) consists of the following (amounts in thousands):

	December 31, 2024	December 31, 2023
Federal - U.S.
Current	$(513)	$1,237
Deferred	2,599	(26,272)
State - U.S.
Current	702	233
Deferred	56	(256)
Foreign
Current	—	2
Deferred	—	—
Income tax expense (benefit)	$2,844	$(25,056)
A reconciliation of the United Kingdom (“UK”) income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory tax rate benefit	25%	24%
Non-deductible share-based compensation	(3)%	(4)%
Other non-deductible expenses	(4)%	(2)%
Enhanced UK research and development expenses	6%	10%
Losses surrendered for UK research tax incentive	(18)%	(28)%
UK non-taxable research and development incentive	3%	3%
U.S. research & development tax credits	—%	1%
Unrecognized tax benefits	—%	(1)%
Return to provision adjustments	—%	2%
Release of U.S. valuation allowance	—%	15%
Increase in valuation allowance	(10)%	(6)%
Effective income tax rate	(1)%	14%

The following table summarizes carryforwards of U.S. federal and UK net operating losses (NOL) and U.S. research tax credits (amounts in thousands):

	December 31, 2024	December 31, 2023
UK	$365,638	$278,989
U.S.	$33,423	$45,484

UK income tax returns from 2022 remain open for examination and UK NOLs do not expire. In the U.S., income tax returns from 2021 and later remain open for examination and unutilized U.S. NOLs and credit carryforwards are subject to examination until utilized. If not utilized prior to the specified dates, U.S. federal NOLs totaling $3.2 million and a U.S. R&D tax credit carryforward of $11.1 million would expire starting in 2036 and $38.8 million of U.S. state NOLs would expire beginning in 2036.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
A reconciliation of gross unrecognized tax benefits, as of December 31, 2024 and 2023 is as follows (amounts in thousands):

	2024	2023
Gross unrecognized tax benefits at beginning of period	$2,614	$—
Increase related to current year tax positions	—	2,614
Gross unrecognized tax benefits at end of period	$2,614	$2,614
As of December 31, 2024, the Company had a total of $2.6 million of unrecognized tax benefits which, if recognized, would impact the Company’s effective tax rate. The Company does not anticipate a significant change to this balance in the twelve months following December 31, 2024. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024, there was no accrued interest or penalties related to unrecognized tax benefits.
10. Segment Information
On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. The Company adopted ASU 2023-07 during the year ended December 31, 2024 on a retrospective basis.
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. While the Company received non-recurring revenue related to the out-license of CBS004 and related antibodies in the year ended December 31, 2023, its ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates.
The Company manages the business as one segment. Its operating results are regularly reviewed by the Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), based on available financial information prepared on a consolidated basis. The CODM evaluates its performance based primarily on research and development efforts and the results of clinical trials. The CODM also utilizes the Company’s long-range plan as a strategic tool to allocate resources according to the Company’s strategic objectives. The consolidated net loss is used to monitor budget versus actual results in assessing segment performance and the allocation of resources. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and short-term investments.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$—	$6,853
Less:
OX2R program expenses	(41,443)	(15,530)
LB101/LockBody technology platform expenses	(10,886)	(33,322)
Discontinued R&D program expenses	(90,261)	(63,364)
Other R&D expenses:
Personnel expenses¹	(21,580)	(19,735)
Research tax incentives	30,942	24,253
Other preclinical and clinical development expenses	(2,149)	(3,486)
General and administrative expenses¹	(32,132)	(37,560)
Share-based compensation	(33,546)	(29,392)
Interest income	14,016	10,476
Interest expense	(10,090)	(9,906)
Loss on extinguishment of debt	(34,097)	—
Other segment items²	(1,687)	(5,428)
Income tax (expense) benefit	(2,844)	25,056
Consolidated net loss	$(235,757)	$(151,085)

¹ Excludes share-based compensation
² Other segment items includes non-operating expenses

11. Subsequent Event
On February 14, 2025, Centessa Pharmaceuticals (UK) Limited (“Centessa”), a wholly-owned subsidiary of Centessa Pharmaceuticals plc (the “Company”), entered into a License Agreement (the “License Agreement”) with Genmab A/S (“Genmab”) pursuant to which Centessa granted to Genmab an exclusive worldwide license to leverage the Company’s proprietary LockBody platform to research products against up to three undisclosed targets during a multi-year research period, with option to take up to three exclusive commercial licenses for worldwide development and commercialization of products against each selected target. Genmab will be conducting all research and development activities under the License Agreement and the products may combine Centessa’s LockBody technology with Genmab’s proprietary antibody technologies. The LockBody technology platform is designed to improve the therapeutic index of therapies by allowing the conditional activation of potent cell killing mechanisms in diseased tissue, but not in non-diseased tissue.
Under the terms of the License Agreement, Centessa will receive an upfront payment of $15 million and option exercise fees potentially totaling up to an additional $15 million and is eligible to receive potential payouts of up to $234 million in development, regulatory and sales milestones per product, as well as tiered royalties ranging in the mid single-digits on annual global net licensed product sales.
The License Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Unless earlier terminated in accordance with its terms, the License Agreement will expire upon expiration of the last royalty term for the last licensed product. Genmab may terminate the License Agreement or on a target-by-target basis for convenience upon specified time periods. On a target-by-target basis, if Genmab elects not to exercise its option for an exclusive commercial license for worldwide development and commercialization of products against the applicable target (a “Reserved Target”), then the License Agreement will automatically terminate with respect to such Reserved

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Target. Subject to the terms and specified exceptions set forth in the License Agreement, either party may terminate the License Agreement for the other party’s uncured material breach or insolvency upon a specified notice period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, and principal accounting officer and principal financial officer, respectively), we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2024.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Consistent with such regulation, our policy permits such plans to be entered into only when that person confirms they are not in possession of material non-public information. Our policy also requires a waiting period after a trading plan is created before shares can be traded under the plan. Our open trading windows are established in consultation with legal counsel. A number of our directors, officers and employees have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities.
On November 14, 2024, David Chao, our Chief Administrative Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Chao's Rule 10b5-1 Trading Plan, which has a plan end date of February 14, 2026, provides for the sale of up to 84,000 ADSs pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our executive officers, directors and other key personnel and their respective ages and positions as of March 10, 2025:

Name	Age	Position(s)
Executive Officers
Saurabh Saha, M.D., Ph.D.	48	Chief Executive Officer and Director
John Crowley	51	Chief Financial Officer
Gregory Weinhoff, M.D., M.B.A.	54	Chief Business Officer
Tia Bush	54	Chief Technology and Quality Officer
Steven Kanes, M.D., Ph.D.	60	Chief Medical Officer
Iqbal Hussain	44	General Counsel
Karen Anderson	58	Chief People Officer
David Chao, Ph.D.	57	Chief Administrative Officer

Non-Employee Directors
Francesco De Rubertis, Ph.D.	55	Director and Chairman of the Board
Arjun Goyal, M.D., M.Phil, M.B.A.	42	Director
Mathias Hukkelhoven, Ph.D.	71	Director
Brett Zbar, M.D.	52	Director
Mary Lynne Hedley, Ph.D.	62	Director
Samarth Kulkarni, Ph.D.	46	Director
Carol Stuckley, M.B.A.	69	Director
The following is a biographical summary of the experience of our executive officers and directors. There are no family relationships among any of our executive officers or directors.
Executive Officers
Saurabh Saha, M.D., Ph.D., has served as our Chief Executive Officer and a member of the Board of Directors since January 2021. In May 2023, Dr. Saha was appointed to the board of directors of Clarivate PLC and in April 2022, Dr. Saha was appointed to and served on the board of directors of Scorpion Therapeutics, Inc., until its acquisition by Eli Lilly and Company in January 2025. Prior to that, from 2017 to 2021, Dr. Saha served as a Senior Vice President of R&D at Bristol Myers Squibb Company, where he led translational medicine across all therapeutic areas spanning early discovery, development and commercialization. Prior to that, from 2015 to 2017, Dr. Saha was a venture partner at Atlas Venture where he held leadership positions with a number of its portfolio biotech companies, including as Chief Medical Officer of Synlogic, Inc. and as Chief Executive Officer of Delinia until its sale to Celgene Corporation. Earlier in his career, Dr. Saha was a management consultant in the pharmaceutical practice at McKinsey & Company and subsequently appointed director and head of the New Indications Discovery Unit at Novartis. Dr. Saha holds an M.D. and Ph.D. in cancer genetics from The Johns Hopkins School of Medicine. He is an alumnus of Harvard Business School and Oxford University, studying general management and biochemistry, respectively. Dr. Saha received a B.Sc. in biology from the California Institute of Technology (Caltech). We believe Dr. Saha is qualified to serve on our board of directors based on his biotech, pharmaceutical, and venture capital leadership experiences.
John Crowley, has served as our Chief Financial Officer since June 2024. He has over 20 years of global finance and operational experience in the life sciences industry. He most recently served as Chief Financial Officer of Fusion Pharmaceuticals until its acquisition by AstraZeneca in June 2024. He also previously served as Executive Vice President and Chief Financial Officer of Merus, Inc. Prior to Merus, Mr. Crowley was Corporate Senior Vice President, Corporate Controller and Chief Accounting Officer of Charles River Laboratories, Inc. Previously, Mr. Crowley held senior corporate finance positions at Ironwood Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., and Sunovion Pharmaceuticals, Inc.,

where he supported several commercial launches, financings, and business development transactions in rapidly growing companies. Mr. Crowley is a Certified Public Accountant and graduated Summa Cum Laude from Babson College with BS degrees in both Economics and Accountancy.
Gregory Weinhoff, M.D., M.B.A., has served as our Chief Business Officer since June 2024 and served as Chief Financial Officer from March 2021 to June 2024. Previously, Dr. Weinhoff served as co-Founder, Chief Financial Officer and Chief Business Officer of Arvelle Therapeutics, B.V. from February 2019 to February 2021. Dr. Weinhoff also served as Chief Financial Officer of Axovant Sciences, Inc. from August 2015 to June 2019. Dr. Weinhoff was employed by Collinson Howe Venture Partners, an investment advisory firm, from 2001 until August 2015 and during that time served as a Member of the General Partners of various CHL Medical Partners affiliated venture capital funds. From 2000 to 2001, he was a senior associate at J. H. Whitney & Co., a private equity firm, where he concentrated on private equity investments in healthcare technology and services companies. Prior to his graduate training, Dr. Weinhoff was a financial analyst in the Healthcare Corporate Finance Group at Morgan Stanley & Co., an investment bank. Dr. Weinhoff received his A.B. in economics from Harvard College, his M.D. from Harvard Medical School and his M.B.A. from Harvard Business School.
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
Steven Kanes, M.D., Ph.D., has served as our Chief Medical Officer since January 2025. Dr. Kanes is a Neuropsychiatrist with a career in neuroscience, clinical psychiatry, and neuroscience drug development spanning more than 30 years. He served as Chief Medical Officer of Sage Therapeutics from 2013 to 2021, where he led the successful clinical development of ZULRESSO® (brexanolone), the first-ever treatment approved for Postpartum Depression (PPD), along with the buildout of the development organization and Sage Therapeutics’ broad neuroscience portfolio. Most recently, Dr. Kanes was Chief Executive Officer of EmbarkNeuro, a neuroscience focused biotech company focussed on delivering novel personalized treatments for major depression. Earlier in his career, Dr. Kanes was Executive Director in Clinical Development in the Inflammation, Neuroscience and Respiratory therapeutic areas at AstraZeneca where he played key roles in early development, translational science, and a faculty member of the University of Pennsylvania Department of Psychiatry. Dr. Kanes received both his Ph.D. in Molecular and Cellular Pharmacology and his MD from the Stony Brook University Renaissance School of Medicine and completed his residency training in the Yale University School of Medicine Department of Psychiatry and postdoctoral fellowship at the University of Pennsylvania.
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
Karen Anderson, has served as our Chief People Officer since November 2022. Ms. Anderson has extensive experience in the biotech and pharmaceutical industry having been the Chief Human Resources Officer for Alnylam Pharmaceuticals from 2014 to 2019 where she was instrumental in supporting the build out of late-stage development, commercial readiness and a dedicated manufacturing facility. Prior to Alnylam, Ms. Anderson was a Vice President of HR for Biogen, supporting R&D and spent almost 10 years with Pfizer supporting both R&D and the Global Commercial businesses. Earlier in her career she specialized in Compensation and Mergers & Acquisitions through her roles at Bayer and Baxter. Immediately prior to joining Centessa, Ms. Anderson was the Chief Human Resources Officer for Mimecast, a technology-based company dedicated to cybersecurity. Ms. Anderson holds a BA in Psychology /Labor Relations and a Masters in Organization Development.
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
Non-Employee Directors
Francesco De Rubertis, Ph.D., joined our board of directors in November 2020 and serves as our Chairman of the Board. Dr. De Rubertis is a co-founder and Partner at Medicxi since 2016. Prior to Medicxi, Dr. De Rubertis was a Partner at Index Ventures for 19 years, having joined the firm in 1998 to launch its life sciences practice. Dr. De Rubertis serves on the boards of a number of private biotechnology companies, including Alys Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc. Ottimo Pharma Limited and Levicept Ltd. Dr. De Rubertis’s prior investments include CellZome, GenMab (Copenhagen: GEN.CO), GenSight Biologics (Euronext: SIGHT), Micromet, Molecular Partners (Swiss: MOLN.SW), PanGenetics, Parallele Biosciences, Profibrix and Versartis (Nasdaq:VSAR). Dr. De Rubertis received a B.A. in Genetics and Microbiology from the University of Pavia (Italy) and a Ph.D. in Molecular Biology from the University of Geneva (Switzerland) after which he became a postdoctoral scientist at the Whitehead Institute at M.I.T. He is a Chartered Financial Analyst and served on the main board of the University of Geneva (Switzerland). We believe Dr. De Rubertis is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
Arjun Goyal, M.D., M.Phil, M.B.A., joined our board of directors in January 2021. Dr. Goyal is a former Co-Founder and Managing Director of Vida Ventures, a life sciences investment firm that he co-founded in 2017. Dr. Goyal previously served as a director on the boards of Scorpion Therapeutics (acquired by Eli Lilly and Company), Quanta Therapeutics, Inc., Affini-T Therapeutics, Inc., and Alterome Therapeutics, Inc. and has played key roles in Vida Venture’s investments in Homology Medicines (Nasdaq:FIXX), Pionyr Immunotherapeutics (acquired by Gilead Sciences, Inc.), Peloton Therapeutics (acquired by Merck & Co.) and Asklepios Bio (acquired by Bayer AG). Before Vida Ventures, Dr. Goyal was a principal at 5AM Ventures from 2014 to 2017. Dr. Goyal received his B.S. in Medical Science, Diploma in French and his M.D. degree from the Universities of Melbourne and Oxford. He completed his postgraduate clinical training in Internal Medicine in Sydney. He received his M.Phil. in Bioscience Enterprise from University of Cambridge and his M.B.A. from Harvard Business School. He has received multiple awards for his work including the Advance Award for Technology & Entrepreneurship from the Australian Government. He serves on the Committee for the American Australian Association Education Fellowship and is on the Board of Advisors of the MS/MBA Life Sciences Program at Harvard Business School where also serves as a Venture Capital Advisor. We believe Dr. Goyal is qualified to serve on our board of directors because of his experience as a seasoned investor in the industry in which we operate.
Mathias Hukkelhoven, Ph.D., joined our board of directors in July 2022. Dr. Hukkelhoven is an experienced global regulatory and drug development leader. Dr. Hukkelhoven has a wealth of experience in global regulatory affairs and drug development, evidenced by his contribution to more than 50 NCEs and hundreds of new indications and line extensions over his career to date. Dr. Hukkelhoven has participated in activities that have shaped health authority interactions for the industry, including serving as chairperson of the Regulatory Affairs Coordinating Committee at PhRMA, and recently as a PhRMA negotiator for the PDUFA VII negotiations with the FDA. Since his retirement from Bristol Myers Squibb in July 2021, Dr. Hukkelhoven has been a consultant for several biotech companies, R&D Strategy Advisor for LianBio and Senior Advisor for McKinsey. Dr. Hukkelhoven has also served on the board of directors of Compugen Ltd. (Nasdaq:CGEN) since March 1, 2022 and a venture partner at Panacea Ventures. From March 2010 to July 2021, Dr. Hukkelhoven served as the Senior Vice President, Global Regulatory, Safety & Biometrics for Bristol Myers Squibb and was also responsible for the R&D group in BMS China and the Clinical Pharmacology and Pharmacometrics group. As such, he had responsibility for a large part of the global Bristol Myers Squibb development organization. Since the acquisition of Celgene by Bristol Myers Squibb, he was responsible for Global Regulatory and Safety Sciences at Bristol Myers Squibb. Prior to joining Bristol Myers Squibb, Dr. Hukkelhoven held the role of Chairman Portfolio Stewardship Board at Novartis Pharmaceuticals. From 2001 to 2009, he was the Senior Vice President, Global Head Drug Regulatory Affairs at Novartis. Dr. Hukkelhoven received his B.S. and Ph.D. honors degrees in Biology and Biochemistry from the University of Nijmegen, the Netherlands. We believe Dr. Hukkelhoven is qualified to serve on our board of directors because of his experience at international pharmaceutical companies, as well as his regulatory expertise and knowledge of the pharmaceutical industry.
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
Mary Lynne Hedley, Ph.D., joined our board of directors in February 2021. Dr. Hedley also serves as a Senior Scientific Fellow and strategic advisor to the Broad Institute of MIT and Harvard and a venture partner at Third Rock Ventures. Dr. Hedley also sits on the board of directors for Veeva Systems (Nasdaq: VEEV) and Eli Lilly and Company. Dr. Hedley previously served as Director, President and Chief Operating Officer of TESARO, a biotechnology company she also co-founded, from 2010 until 2019. Prior to its acquisition by Glaxo Smith Kline (GSK), TESARO had secured $2 billion of funding from venture and public investors, grew to approximately 900 employees in the U.S. and Europe and had received multiple drug approvals from FDA and European regulatory authorities. TESARO was recognized as a Fierce 15 Company, had a pipeline of medicine candidates in early and late stage development and with the commercial launch of the medicines Zejula, changed the treatment paradigm for women diagnosed with ovarian cancer. Prior to founding TESARO, Dr. Hedley was Executive Vice President and Chief Scientific Officer of Abraxis Bioscience, responsible for R&D, Operations, Medical Affairs and Business Development. Prior to joining Abraxis, she served as Executive Vice President of the Japanese Pharmaceutical company Eisai Inc, a role she assumed following the acquisition in January 2008, of MGI PHARMA by Eisai for $3.9 Billion. Dr. Hedley received a B.S. in Microbiology from Purdue University in 1983 and a Ph.D. in Immunology from UT Southwestern, Dallas in 1988. We believe Dr. Hedley is qualified to serve on our board of directors because of her executive and industry experience.
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
Carol Stuckley, M.B.A. joined our board of directors in May 2021. Ms. Stuckley currently serves on the Board of Transgene, a French biotechnology company traded on the Euronext (Paris) exchange. She previously served on the board of Epizyme, Inc., a U.S. biopharmaceutical company traded on NASDAQ from November 2021 until the company was acquired in August 2022. From June 2017 until August 2021, Ms. Stuckley served on the board of directors of Ipsen S.A., a French pharmaceutical company traded on the Euronext (Paris) exchange. From June 2015 to July 2019, Ms. Stuckley served as Chief Financial Officer and Senior Vice President at Healthcare Payment Specialists, LLC acquired by TransUnion in 2018. Ms. Stuckley’s previously roles include Vice President, Finance North America of Galderama Laboratories, L.P., and during her close to 23-year career at Pfizer, Inc., Vice President, Assistant Treasurer and Corporate Officer. Ms. Stuckley earned an M.A. in Economics in 1980 and an M.B.A in International Business and Finance in 1979 from the Fox Business School at Temple University. Ms. Stuckley also earned a B.A. in Economics and French from the University of Delaware in 1977. We believe Ms. Stuckley’s executive leadership experience and board member experience with international pharmaceutical companies, as well as her financial and accounting expertise and knowledge of the pharmaceutical industry and other industries, provide her with the qualifications and skills to serve as a director of our company.

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
No Change in Nominating Procedure
There were no changes made during 2024 to the procedure by which our shareholders may recommend nominees to our board.
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
Item 11. Executive Compensation
The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2024 and December 31, 2023 to our Chief Executive Officer and our two next most highly compensated executive officers (our named executive officers). Included in the Summary Compensation Table are the following:
Named Executive Officers:
•Saurabh Saha, M.D., Ph.D., our Chief Executive Officer;
•John Crowley, our Chief Financial Officer; and
•Iqbal Hussain, our General Counsel.

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($) (6)	Non-Equity Plan Compensation ($)	All Other Compensation ($) (7)	Total ($)
Saurabh Saha, M.D., Ph.D. (1) Chief Executive Officer	2024	669,982	544,005	1,155,042	3,180,291	—	13,800	5,563,120
	2023	652,050	376,559	813,890	850,175	—	13,200	2,705,874
John Crowley (2) Chief Financial Officer	2024	295,313	153,125	—	3,672,311	—	—	4,120,748
Iqbal Hussain (3) General Counsel	2024	487,527	264,708	340,425	937,326	—	16,340	2,046,325
(1)Dr. Saha commenced employment with us on January 18, 2021. His annual base salary for 2024 was $671,600.
(2)Mr. Crowley commenced employment with us on June 10, 2024. His annual base salary for 2024 was $525,000 and was pro-rated accordingly for 2024. Mr. Crowley’s discretionary bonus for 2024 was pro-rated based on his start date.
(3)Mr. Hussain commenced employment with us on February 1, 2021. Mr. Hussain’s base salary and discretionary bonus were denominated in Pound Sterling (GBP). The amounts were translated into U.S. dollars at the exchange rate of GBP into US dollar at the time of payment. His annual base salary for 2024 was £383,399.
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
(7)The amounts reported represents the Company’s portion of the executive’s 401(k) plan account contributions for Dr. Saha and Mr. Crowley, and the Company’s portion of the executive’s Group Plan (as defined below) account contributions for Mr. Hussain.
Narrative to 2024 Summary Compensation Table
Base Salaries
The annual base salaries for Dr. Saha, Mr. Crowley and Mr. Hussain for the fiscal year ended December 31, 2024 were $671,611, $525,000 and £383,399, respectively. Additionally, our Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes recommendations for adjustments for approval by our Board of Directors as it determines to be reasonable and necessary to reflect the scope of the executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions, including base salary amounts relative to similarly situated executive officers at peer group companies.
Bonuses
We have granted cash bonuses to our key executives, including the named executive officers, pursuant to the Company’s Senior Executive Cash Incentive Bonus Plan (the “Incentive Plan”). The Incentive Plan provides for bonus payments based upon the attainment of performance objectives established by the Compensation Committee and related to individual and financial and operational metrics with respect to the Company or any of its subsidiaries. In 2024, our board of directors considered certain goals in determining annual bonuses, including: advancement of individual program development goals, establishment of high performance teams, infrastructure and corporate governance framework and achievement of financial budget goals. For the fiscal year ended December 31, 2024, the target annual bonuses for Dr. Saha, Mr. Crowley and Mr. Hussain were 60%, 40% and 40%, respectively, of the applicable named executive officer’s annual base salary. As indicated above, the bonus amount paid to Mr. Crowley was pro-rated based on his June 2024 start date pursuant to his employment agreement.
For the fiscal year ended December 31, 2024, the Compensation Committee, at their discretion, determined that bonuses would be paid at 134% of target based on NEOs’ performance and achievement of corporate goals and objectives.
Equity Compensation
Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our NEOs. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. During the fiscal year ended December 31, 2024, we granted restricted stock units and stock option awards to Dr. Saha and Mr. Hussain and stock option awards to Mr. Crowley, as described in more detail in the “Outstanding Equity Awards at Fiscal 2024 Year-End” table. These grants are subject to our 2021 Stock Option and Incentive Plan.
Perquisites or Personal Benefits
Perquisites or other personal benefits are not a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our named executive officers.
Retirement Plans
In the U.S., we maintain a tax-qualified retirement plan (the “401(k) Plan”) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code limits. We provide matching contributions under the 401(k) Plan up to the IRS limits. In 2024, we provided a matching contribution of 4% of compensation to plan participants. The 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan.
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
Dr. Saurabh Saha, M.D., Ph.D. On March 29, 2022, we entered into an employment agreement with Dr. Saha (the “Saha Employment Agreement”). Dr Saha’s current base salary is $671,600 and he is eligible to earn a target annual bonus of sixty percent (60%) of his base salary. During calendar year 2024, we increased Dr. Saha’s base salary from $652,050 to $671,600. The Saha Employment Agreement provides that if we terminate Dr. Saha’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) without cause, or Dr. Saha resigns for good reason, Dr. Saha will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. The Saha Employment Agreement further provides that if Dr. Saha’s employment is terminated by us other than for cause, or by Dr. Saha for good reason within the one year period following a sale event, Dr. Saha will receive the following: (i) a lump sum payment equal to the sum of (A) 18 months of his then-current base salary and (B) 150% of his target bonus for the year of termination; (ii) 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms and any such awards subject to time-based vesting conditions shall fully accelerate upon a sale of the Company); and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 18-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. In addition, the Saha Employment Agreement provides that if any payments or benefits received by Dr. Saha or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Mr. John Crowley. On June 5, 2024, we entered into an employment agreement with John Crowley (the “Crowley Employment Agreement”). Mr. Crowley’s current base salary is $525,000 and he is eligible to earn a target annual bonus of forty percent (40%) of his base salary. The Crowley Employment Agreement provides that if we terminate Mr. Crowley’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) without cause, or Mr. Crowley resigns for good reason, Mr. Crowley will receive the following: (i) 12 months’ salary continuation; and (ii) payment of the employer portion of COBRA premiums until the earliest of (A) the first anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for health insurance coverage in connection with new employment. The Crowley Employment Agreement further provides that if Mr. Crowley’s employment is terminated by us other than for cause, or by Mr. Crowley for good reason within the one year period following a sale event, Mr. Crowley will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his then-current base salary and (B) 100% of his target bonus for the year of termination; (ii) 100% acceleration of equity awards that are subject solely to time-based vesting; and (iii) payment of the employer portion of COBRA premiums until the earliest of (A) the 12-month anniversary of his date of termination, (B) the expiration of his eligibility for the continuation coverage under COBRA or (C) the date when he becomes eligible for health insurance coverage in connection with new employment. In addition, the Crowley Employment Agreement provides that if any payments or benefits received by Mr. Crowley or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.
Mr. Iqbal Hussain. On March 30, 2022, we entered into an employment agreement with Mr. Hussain (the “Hussain Employment Agreement”). the terms of which we have agreed will continue to apply, through an employer-of-record, following Mr. Hussain’s relocation outside the U.K. in February 2025. Mr Hussain’s current base salary is £383,399 and he is eligible to earn a target annual bonus of forty percent (40%) of his base salary. During calendar year 2024, we increased Mr. Hussain’s base salary from £355,617 to £383,399. The Hussain Employment Agreement provides that if we terminate Mr. Hussain’s employment outside of the one year period following a sale event (as defined in the Centessa Pharmaceuticals plc 2021 Stock Option and Incentive Plan, or the 2021 Plan) without cause, or Mr. Hussain resigns for good reason, Mr. Hussain will receive 12 months’ salary continuation. The Hussain Employment Agreement further provides that if Mr. Hussain’s employment is terminated by us other than for cause, or by Mr. Hussain for good reason within the one year period following a sale event, Mr. Hussain will receive the following: (i) a lump sum payment equal to the sum of (A) 12 months of his then-current base salary and (B) 100% of his target bonus for the year of termination; and (ii) in accordance with our severance policy, 100% acceleration of equity awards granted on or after February 1, 2022 that are subject solely to time-based vesting (awards granted prior to February 1, 2022 will continue in accordance with their terms and any such awards subject to time-based vesting conditions shall fully accelerate upon a sale of the Company). In addition, the Hussain Employment Agreement provides that if any payments or benefits received by Mr. Hussain or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher.

Executive Severance Plan
In June 2021, our board of directors adopted an Executive Severance Plan, or the Severance Plan, in which our named executive officers, and certain other executives, participated. The severance terms outlined in the employment agreements entered into with Dr. Saha in March 2022 and Mr. Crowley in June 2024 supersede the terms outlined in the Severance Plan for these named executive officers as of the effective date of such employment agreements (as further described above).
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
Insider Trading Policies and Procedures
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors and employees. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Policy on the Timing of Awards of Options and Other Option-Like Instruments
On May 20, 2021, we adopted an equity award grant policy pursuant to which any annual equity awards will be made by the board or compensation committee and adopted a practice of making the grant of such equity awards effective on the first trading day of the month following such approval. In addition, subject to approval, new hires are granted equity awards, if any, on the first trading day of the month following their hire. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our NEOs during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.
Outstanding Equity Awards at 2024 Fiscal Year-End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2024. The market value of the shares in the following table is the fair value of such shares at December 31, 2024.

	Option Awards (1)							Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Saurabh Saha, M.D., Ph.D. Chief Executive Officer	2/19/2021	3,782,621	86,864	(3)	—	$5.84	2/19/2031	—		—
	2/1/2022	531,250	218,750	(4)	—	$9.53	2/1/2032	—		—
	2/1/2023	144,375	170,625	(4)	—	$3.85	2/1/2033	—		—
	2/1/2023	—	—		—	$—	—	158,550	(5)	$2,655,713
	2/1/2024	120,167	456,633	(4)	—	$8.01	2/1/2034	—		—
	2/1/2024	—	—		—	$—	—	144,200	(5)	$2,415,350
John Crowley Chief Financial Officer	7/1/2024	—	600,000	(3)		$8.80	7/1/2034	—		—
Iqbal Hussain General Counsel	2/19/2021	313,661	13,898	(3)	—	$5.84	2/19/2031	—		—
	4/20/2021	159,831	6,948	(3)	—	$9.42	4/20/2031	—		—
	5/27/2021	95,834	4,166	(3)	—	$20.00	5/27/2031	—		—
	2/1/2022	113,334	46,666	(4)	—	$9.53	2/1/2032	—		—
	2/1/2023	45,833	54,167	(4)	—	$3.85	2/1/2033	—		—
	2/1/2023	—	—		—	$—	—	50,325	(5)	$842,944
	2/1/2024	35,417	134,583	(4)	—	$8.01	2/1/2034	—		—
	2/1/2024	—	—		—	$—	—	42,500	(5)	$711,875
(1)Each equity award was granted under the Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan.
(2)Represents the fair market value of shares as of December 31, 2024 based upon the closing market price of our ADSs on December 29, 2024, the last trading day of 2024, of $16.75 per share.
(3)The shares underlying these options vest as follows: 25% on the one-year anniversary of the grant date, and the remaining 75% vest in 36 equal monthly installments on the first day of each month thereafter, in each case subject to the applicable named executive officer’s continued service through the applicable vesting date. In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.
(4)The shares underlying these options vest in 48 equal monthly amounts beginning March 1 of the year it was granted. In addition, the shares underlying these options are subject to the potential acceleration provisions described above under section ‘Executive Employment Arrangements’.
(5)Restricted stock units granted in 2023 and 2024, vest in four equal annual installments beginning on the anniversary of the grant date.
2024 Director Compensation Table
The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2024. Dr. De Rubertis, who is our Chairman of the Board, waived his non-employee director compensation. Dr. Saha, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Dr. Saha, as a named executive officer of the Company, is presented in the “2024 Summary Compensation Table” in the “Executive

Compensation” section above. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or non-equity awards to or reimburse any expenses of, any of our non-employee directors in 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Francesco De Rubertis, Ph.D. (2)	—	—	—	—	—
Arjun Goyal, M.D., M.Phil, M.B.A. (3)	57,500	—	287,242	—	344,742
Brett Zbar, M.D. (4)	55,000	—	287,242	—	342,242
Mary Lynne Hedley, Ph.D. (5)	50,000	—	287,242	—	337,242
Samarth Kulkarni, Ph.D. (6)	52,500	—	287,242	—	339,742
Carol Stuckley, M.B.A. (7)	60,000	—	287,242	—	347,242
Mathias Hukkelhoven, Ph.D. (8)	45,000	—	287,242	—	332,242
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
(2)Dr. De Rubertis waived his entitlement to receive equity awards in 2024.
(3)As of December 31, 2024, Dr. Goyal held options to purchase 208,570 shares of our ADSs.
(4)As of December 31, 2024, Dr. Zbar held options to purchase 208,570 shares of our ADSs.
(5)As of December 31, 2024, Dr. Hedley held options to purchase 352,474 shares of our ADSs.
(6)As of December 31, 2024, Dr. Kulkarni held options to purchase 352,474 shares of our ADSs.
(7)As of December 31, 2024, Ms. Stuckley held options to purchase 352,474 shares of our ADSs.
(8)As of December 31, 2024, Dr. Hukkelhoven held options to purchase 192,000 shares of our ADSs.
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
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our ADSs as of March 10, 2025 by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own greater than 5.0% of our outstanding ordinary shares.
The column entitled “Shares Beneficially Owned” is based on a total of 133,184,349 shares of our ADSs outstanding as of March 10, 2025.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ADSs. Shares of our ADSs subject to options that are currently exercisable or exercisable within 60 days of March 10, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our ADSs beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Centessa Pharmaceuticals plc, 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom, WA14 2DT.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% or Greater Stockholders:
Entities affiliated with Medicxi (1)	19,963,157	14.99%
Entities affiliated with Index Ventures (2)	9,961,789	7.48%
Entities affiliated with General Atlantic (3)	9,681,818	7.27%
Directors and Named Executive Officers:
Francesco De Rubertis, Ph.D.	—	—%
Mary Lynne Hedley, Ph.D. (4)	304,474	0.23%
Samarth Kulkarni, Ph.D. (5)	304,474	0.23%
Carol Stuckley, M.B.A. (6)	304,474	0.23%
Arjun Goyal, M.D., M.Phil, M.B.A. (7)	160,570	0.12%
Brett Zbar, M.D. (8)	160,570	0.12%
Mathias Hukkelhoven (9)	138,667	0.10%
Saurabh Saha, M.D., Ph.D. (10)	5,047,715	3.66%
Gregory Weinhoff, M.D., M.B.A. (11)	1,252,841	0.93%
David Chao, Ph.D. (12)	1,043,948	0.78%
Iqbal Hussain (13)	878,112	0.66%
Tia Bush (14)	757,054	0.57%
Karen Anderson (15)	184,389	0.14%
John Crowley	—	—%
Steven Kanes, M.D., Ph.D.	—	—%
All directors and executive officers as a group (15 persons)	10,537,288	7.91%
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
(4)Consists of 304,474 ordinary shares underlying options directly held by Dr. Hedley exercisable within 60 days of March 10, 2025.
(5)Consists of 304,474 ordinary shares underlying options directly held by Dr. Kulkarni exercisable within 60 days of March 10, 2025.
(6)Consists of 304,474 ordinary shares underlying options directly held by Ms. Stuckley exercisable within 60 days of March 10, 2025.
(7)Consists of 160,570 ordinary shares underlying options directly held by Dr. Goyal exercisable within 60 days of March 10, 2025.
(8)Consists of 160,570 ordinary shares underlying options directly held by Dr. Zbar exercisable within 60 days of March 10, 2025. Dr. Zbar holds such options solely for the benefit of General Atlantic Service Company, L.P. Dr Zbar disclaims beneficial ownership of the options and the underlying ordinary shares, except to the extent of his pecuniary interest therein, if any.
(9)Consists of 138,667 ordinary shares underlying options directly held by Dr. Hukkelhoven exercisable within 60 days of March 10, 2025.
(10)Consists of (i) 117,167 ordinary shares held by Dr. Saha, (ii) 38,000 ordinary shares held by a trust, for which Dr. Saha and his spouse serve as trustees, and (iii) 4,892,548 ordinary shares underlying options directly held by Dr. Saha exercisable within 60 days of March 10, 2025.
(11)Consists of (i) 71,984 ordinary shares held by Dr. Weinhoff, (ii) 861,197 ordinary shares underlying options directly held by Dr. Weinhoff exercisable within 60 days of March 10, 2025, and (iii) 319,660 ordinary shares underlying options held by the Gregory Weinhoff 2017 Trust, a spousal lifetime access trust, exercisable within 60 days of March 10, 2025.
(12)Consists of (i) 161,782 ordinary shares held by Dr. Chao, (ii) 882,166 ordinary shares underlying options directly held by Dr. Chao exercisable within 60 days of March 10, 2025.

(13)Consists of (i) 39,961 ordinary shares held by Mr. Hussain, (ii) 5,500 ordinary shares held by Mr. Hussain's spouse, and (iii) 832,651 ordinary shares underlying options directly held by Mr. Hussain exercisable within 60 days of March 10, 2025.
(14)Consists of (i) 74,528 ordinary shares held by Ms. Bush, and (ii) 682,526 ordinary shares underlying options directly held by Ms. Bush exercisable within 60 days of March 10, 2025.
(15)Consists of 4,035 ordinary shares held by Ms. Anderson and 180,354 ordinary shares underlying options directly held by Ms. Anderson exercisable within 60 days of March 10, 2025.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plans
The following table sets forth information as of December 31, 2024 regarding ordinary shares that may be issued under our equity compensation plans:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	19,031,060 (2)	$7.77 (3)	12,014,553 (4)
Equity compensation plans not approved by security holders (5)	—	—	—
Total	19,031,060	$7.77	12,014,553
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
(2)Includes restricted share awards and units that were not vested as of December 31, 2024 and stock options granted under the 2021 Plan.
(3)The weighted average exercise price is calculated solely on outstanding stock options.
(4)Consists of shares available for future issuance under the ESPP and the 2021 Plan. As of December 31, 2024, 2,708,415 shares were available for issuance under the ESPP and 9,306,138 shares were available for issuance under the 2021 Plan. Excludes 6,631,579 additional ordinary shares that were added to the number of shares that may be issued under the 2021 Plan pursuant to an automatic increase effective January 1, 2025.
(5)We do not have any equity plans that have not been approved by our stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation arrangements described below under the sections “Director Compensation” and “Executive Compensation” and the transactions described below, in the period from January 1, 2023 through the date of this Form 10-K, we were not a party to any transactions between us and certain “related persons”, which are generally considered to be our executive officers, directors, director nominees or 5% shareholders, or their immediate family members.
Within this section, we have calculated the dollar amounts using the historical exchange rate as of the closing date of each transaction. Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:
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

Year Ended December 31, 2023
Research and development	$5,360
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
Short-Form Registration Rights
Pursuant to the registration rights agreement, if we are eligible to file a registration statement on Form F-3 or Form S-3, upon the written request of holders of at least 10% of the Registrable Securities then outstanding having an anticipated aggregate offering price of at least $4.0 million, we will be required to effect a registration of such Registrable

Securities. We are required to effect only two registrations in any twelve-month period pursuant to this provision of the registration rights agreement. The right to have such shares registered on Form F-3 or Form S-3 is further subject to other specified conditions and limitations.
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

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
Centessa incurred the following fees from KPMG LLP for the audit of the financial statements and for other services provided during the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit fees (1)	$1,655,000	$1,443,000
Audit-related fees (2)	—	103,000
Tax fees	—	—
All other fees (3)	2,430	2,430
Total fees	$1,657,430	$1,548,430

(1)Audit fees for the fiscal years ended December 31, 2024 and 2023 include fees for the audit of the Company's annual financial statements, the review of interim financial statements included in quarterly reports on Form 10-Q, and services normally provided by the independent auditor in connection with statutory and regulatory filings, such as statutory audits and services in connection with filings with the SEC.
(2)Audit-related fees for the fiscal year ended December 31, 2023 consist of professional services rendered in connection with the Company’s implementation of an Oracle system.
(3)All other fees for the fiscal years ended December 31, 2024 and 2023 consist of an annual license for the use of accounting research software.
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
During our 2024 and 2023 fiscal years, all services provided to us by KPMG LLP were pre-approved in accordance with the policies and procedures described above.

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

10.12#
Employment Agreement, dated as of June 5, 2024, between the registrant and John Crowley (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 001-40445)).

10.13#†
Incentivization agreement (amended and restated), dated March 18, 2024, by and between LockBody Therapeutics Ltd, Centessa Pharmaceuticals PLC, Centessa Pharmaceuticals (UK) Limited and the other parties thereto.

10.14#†
Incentivization agreement, dated January 23, 2021, by and between Z Factor Limited, United Medicines Biopharma Limited and the other parties thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).

10.15#†
Incentivization agreement (amended and restated), dated December 18, 2024, by and between Centessa Pharmaceuticals (Orexia) Limited, Centessa Pharmaceuticals PLC, Centessa Pharmaceuticals (UK) Limited and the other parties thereto.

10.16
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.17#	Employment Agreement, dated as of March 30, 2022, between the Registrant and Iqbal Hussain.
10.18	Loan and Security Agreement, dated as of December 30, 2024, by and between the Registrant, the Borrower Parties thereto and Oxford Finance LLC.
10.19†	License Agreement, dated February 14, 2025, between Centessa Pharmaceuticals (UK) Limited and Genmab A/S.
19.1	Insider Trading Policy
21.1	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2024 (File No. 001-40445))

101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

CENTESSA PHARMACEUTICALS PLC

Date: March 24, 2025	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

SIGNATURES
Each person whose individual signature appears below hereby constitutes and appoints Saurabh Saha, M.D., Ph.D. and John Crowley and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 24, 2025
/s/ John Crowley
Name: John Crowley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2025
/s/ Francesco De Rubertis, Ph.D.
Name: Francesco De Rubertis, Ph.D.	Director	March 24, 2025
/s/ Arjun Goyal, M.D., M.Phil, M.B.A.
Name: Arjun Goyal, M.D., M.Phil, M.B.A.	Director	March 24, 2025
/s/ Mathias Hukkelhoven, Ph.D.
Name: Mathias Hukkelhoven Ph.D.	Director	March 24, 2025
/s/ Brett Zbar, M.D
Name: Brett Zbar, M.D.	Director	March 24, 2025
/s/ Mary Lynne Hedley, Ph.D.
Name: Mary Lynne Hedley, Ph.D.	Director	March 24, 2025
/s/ Samarth Kulkarni, Ph.D.
Name: Samarth Kulkarni, Ph.D.	Director	March 24, 2025
/s/ Carol Stuckley, M.B.A.
Name: Carol Stuckley, M.B.A.	Director	March 24, 2025