Form 10-Q
period 2025-03-31
Centessa Pharmaceuticals plc
filed 2025-05-14
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 133,618,774 ordinary shares as of May 1, 2025.

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
•Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, LockBody molecules and/or the LockBody technology platform from other available treatment options including other molecules in development.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“10-Q”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including ORX750, ORX142, ORX489 and other orexin agonist molecules, any future LockBody candidates, and the LockBody technology platform;
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
•our ability to differentiate ORX750, ORX142, ORX489, other orexin agonist molecules and any future LockBody candidates from other treatment options;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$105,156	$383,221
Short-term investments	179,349	98,956
Tax incentive receivable	49,608	43,768
Prepaid expenses and other current assets	13,605	10,464
Total current assets	347,718	536,409
Long-term investments	140,395	—
Property and equipment, net	681	744
Operating lease right-of-use assets	10,778	11,013
Deferred tax asset	26,391	26,586
Other, net	1,882	2,046
Total assets	$527,845	$576,798
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,132	$7,143
Accrued expenses and other current liabilities	19,070	50,855
Total current liabilities	24,202	57,998
Long term debt	109,252	108,940
Operating lease liabilities	8,115	8,286
Other liabilities	29	29
Total liabilities	141,598	175,253
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 184,469,623 shares authorized, 133,554,598 issued and outstanding at March 31, 2025: 184,469,623 shares authorized, 132,631,587 issued and outstanding at December 31, 2024	362	359
Additional paid-in capital	1,398,647	1,385,675
Accumulated other comprehensive income	2,075	4,213
Accumulated deficit	(1,014,837)	(988,702)
Total shareholders’ equity	386,247	401,545
Total liabilities and shareholders' equity	$527,845	$576,798

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
License and other revenue	$15,000	$—
Operating expenses:
Research and development	33,443	22,652
General and administrative	12,334	13,438
Loss from operations	(30,777)	(36,090)
Interest and investment income	7,890	2,591
Interest expense	(2,877)	(2,529)
Other non-operating income (expense), net	1,026	(1,537)
Loss before income taxes	(24,738)	(37,565)
Income tax expense	1,397	481
Net loss	(26,135)	(38,046)

Other comprehensive (loss) income:
Foreign currency translation adjustment	643	(25)
Unrealized gain on available for sale marketable securities, net of reclassification adjustment and tax	(2,781)	155
Other comprehensive (loss) income	(2,138)	130

Total comprehensive loss	$(28,273)	$(37,916)

Net loss per ordinary share - basic and diluted	$(0.20)	$(0.38)
Weighted average ordinary shares outstanding - basic and diluted	133,033,541	99,887,720

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545
Issuance of ordinary shares under ATM program, net of issuance costs	372,538	1	6,108	—	—	6,109
Stock option exercises	280,716	1	1,879	—	—	1,880
Share-based compensation expense	—	—	7,883	—	—	7,883
Vesting of ordinary shares	440,909	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(171,152)	—	(2,897)	—	—	(2,897)
Foreign currency translation adjustments	—	—	—	643	—	643
Unrealized gain on available for sale securities, net of tax	—	—	—	6	—	6
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax	—	—	—	(2,787)	—	(2,787)
Net loss	—	—	—	—	(26,135)	(26,135)
Balance at March 31, 2025	133,554,598	$362	$1,398,647	$2,075	$(1,014,837)	$386,247

Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	176,460	—	955	—	—	955
Share-based compensation expense	—	—	8,154	—	—	8,154
Vesting of ordinary shares	480,926	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(200,220)	—	(1,929)	—	—	(1,929)
Foreign currency translation adjustments	—	—	—	(25)	—	(25)
Unrealized gain on available for sale securities, net of tax	—	—	—	155	—	155
Net loss	—	—	—	—	(38,046)	(38,046)
Balance at March 31, 2024	100,481,993	$277	$1,004,254	$1,623	$(790,991)	$215,163

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(26,135)	$(38,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,883	8,154
Depreciation and amortization	217	240
Amortization of discount of marketable securities	(2,082)	—
Amortization of debt issuance costs and exit fee of long-term debt	312	—
Change in fair value of financial instruments	—	1,100
Change in deferred taxes	995	434
Changes in operating assets and liabilities:
Tax incentive receivable	(4,283)	1,209
Prepaid expenses and other assets	(2,676)	3,212
Operating leases, net	65	76
Accounts payable	(2,095)	(4,250)
Accrued expenses and other liabilities	(29,550)	(9,415)
Other, net	103	—
Net cash used in operating activities	(57,246)	(37,286)

Cash flows from investing activities:
Purchases of investments in marketable securities	(297,476)	(19,999)
Proceeds from redemption of investments in marketable securities	75,088	36,761
Net cash (used in) provided by investing activities	(222,388)	16,762

Cash flows from financing activities:
Proceeds from issuance of shares under ATM program, net of issuance costs	6,109	9,655
Proceeds from option exercises	1,763	838
Other, net	(4,786)	—
Net cash provided by financing activities	3,086	10,493
Effect of exchange rate on cash and cash equivalents	(1,517)	219
Net decrease in cash and cash equivalents	(278,065)	(9,812)
Cash and cash equivalents at beginning of period	383,221	128,030
Cash and cash equivalents at end of period	$105,156	$118,218
Supplemental disclosure:
Interest paid	$1,681	$2,529
Income taxes paid	$—	$—
Operating lease payments reducing operating lease liabilities	$408	$400

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $1.01 billion as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the three months ended March 31, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million. Since the inception of the ATM program in 2023, as of March 31, 2025, the Company has sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $36.6 million.
The Company expects its existing cash, cash equivalents and investments as of March 31, 2025 of $424.9 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of Centessa Pharmaceuticals plc and related notes which can be found in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
•the Company’s financial position as of March 31, 2025 and as of December 31, 2024;
•the Company’s results of operations for the three months ended March 31, 2025 and March 31, 2024; and
•the Company’s cash flows for the three months ended March 31, 2025 and March 31, 2024.
Operating results for the Company for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2024 as reported in the 2024 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2024 filed with the SEC.
The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Investments in Marketable Securities
The Company invests its excess cash in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.
As of March 31, 2025, investments in U.S. government Treasury and agency securities, corporate notes and commercial paper were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued research and development expenses, share-based compensation and tax related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
Net Loss Per Ordinary Share
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended March 31, 2025 and March 31, 2024, as they would be anti-dilutive:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Unvested ordinary shares	34,746	253,518
Restricted stock units	1,125,346	2,447,121
Stock options	20,300,306	18,716,239
	21,460,398	21,416,878
3. Genmab License Agreement
Background
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab A/S (“Genmab”) pursuant to which the Company granted to Genmab an exclusive worldwide license to leverage its proprietary LockBody technology platform to perform research on up to three undisclosed targets selected during a multi-year research period. Additionally, the License Agreement provides Genmab with the option to obtain an exclusive commercial license for worldwide development and commercialization of products against each of the selected three targets. Genmab will conduct all research and development activities under the License Agreement, which may combine the Company’s LockBody technology with Genmab’s proprietary antibody technologies. The LockBody technology platform is designed to improve the therapeutic index of therapies by allowing the conditional activation of potent cell killing mechanisms in diseased tissue, but not in non-diseased tissue.
Under the terms of the License Agreement, the Company received a non-refundable upfront payment of $15.0 million related to the license of the LockBody technology platform. Additionally, the Company may receive, in the future, an aggregate of up to $15.0 million when (and if) Genmab exercises the options to acquire the exclusive commercial licenses as discussed above. Further, the Company is eligible to receive potential payouts of up to $234.0 million in development, regulatory and sales milestones per product, as well as tiered royalties ranging in the mid single-digits on annual global net licensed product sales.
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
Accounting Treatment
The Company assessed the License Agreement in accordance with ASC 606, Revenue with Contracts from Customers, and concluded that the promises in the License Agreement represent a transaction with a customer. The following promises within the License Agreement were identified: (i) the exclusive license of the Lockbody technology platform and the ability to

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
perform research on up to three targets, (ii) initial and continuing know-how transfer for the Lockbody technology platform, and (iii) participation in a joint steering committee (“JSC”). The promises related to the know-how transfer and JSC participation were determined to be immaterial in the context of the contract as the time commitment and related cost is expected to be inconsequential to the total contract consideration. Accordingly, they were not assessed as performance obligations.
Additionally, the Company also evaluated the options to acquire exclusive commercial licenses contained within the License Agreement to determine if they provide Genmab with any material rights. The Company concluded that the options were not issued at a significant and incremental discount and therefore do not provide Genmab with a material right. As such, these options were excluded as performance obligations and will be accounted for when (and if) they are exercised.
As a result, the Company determined that the promise to provide the exclusive license constitutes a single performance obligation within the License Agreement. Further, the exclusive license represents functional intellectual property given the Company will not be providing any additional services to Genmab outside of the right to use the licensed intellectual property. Accordingly, the $15.0 million up front payment was recognized as revenue at a point in time, upon delivery of the exclusive license to Genmab at contract inception.
As of March 31, 2025, the Company has constrained all variable consideration related to potential milestone payments associated with the License Agreement given the level of uncertainty associated with their achievement. Accordingly, no revenue relating to these milestones has been recognized.
4. Fair Value Measurement
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with applicable accounting guidance requires that a number of significant judgments be made. Additionally, fair value is used on a nonrecurring basis to evaluate assets for impairment or as required for disclosure purposes by applicable accounting guidance on disclosures about fair value of financial instruments. Depending on the nature of the assets and liabilities, various valuation techniques and assumptions are used when estimating fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, prepaid expenses, tax incentive receivable and accounts payable, are shown at cost, which approximates fair value due to the short-term nature of these instruments.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets measured and carried at fair value (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2025
Assets
Money Market fund	$47,453	$—	$—	$47,453
U.S. Treasury and government agency securities	129,716	63,695	—	193,411
Corporate debt securities	—	92,361	—	92,361
Commercial Paper	—	53,896	—	53,896
Total	$177,169	$209,951	$—	$387,121

December 31, 2024
Assets
Money Market fund	$217,515	$—	$—	$217,515
U.S. Treasury securities	171,885	—	—	171,885
	$389,400	$—	$—	$389,400
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments. The Company estimates the fair value of its U.S. government agency securities, corporate debt securities and commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s fixed income investments as of March 31, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$47,453	$—	$—	$47,453

U.S. government Treasury and agency securities, included in:
Cash and cash equivalents	$9,957	$—	$(1)	$9,956
Short-term investments	125,684	20	(20)	125,684
Long-term investments	57,783	30	(42)	57,771
Total U.S. Treasury securities	$193,424	$50	$(63)	$193,411

Corporate debt securities, included in:
Short-term investments	$9,739	$—	$(2)	$9,737
Long-term investments	82,602	59	(36)	82,624
Total Corporate debt securities	$92,341	$59	$(38)	$92,361

Commercial paper, included in:
Cash and cash equivalents	$9,970	$—	$(2)	$9,968
Short-term investments	43,923	9	(5)	43,928
Total Commercial paper	$53,893	$9	$(7)	$53,896

In aggregate:
Investments above with no unrealized loss	$205,208	$119	$—	$205,327
Investments above with unrealized loss	181,904	—	(110)	181,794
Total investments	$387,112	$119	$(110)	$387,121

At the end of March 31, 2025, the Company held approximately 44 debt securities, of which 27 were in a unrealized loss position as of the end of the period, with an aggregate fair value of $181.8 million. The Company has not recorded any allowance for credit losses as of March 31, 2025 as it believes the decline in fair value below amortized cost is not related to credit losses. These investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the period. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Research and development expenses	$8,528	$6,314
Value added tax receivable	1,752	1,528
Interest receivable	1,344	287
Insurance related expenses	375	840
Other	1,606	1,495
	$13,605	$10,464
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Research and development expenses*	$11,692	$38,063
Personnel related expenses	2,670	9,465
Professional fees	1,602	1,782
Income tax liability	1,492	835
Interest payable	883	—
Operating lease	629	602
Other	102	108
	$19,070	$50,855
∗Includes accrued contract termination costs of $4.3 million as of March 31, 2025 and $30.3 million as of December 31, 2024. See Note 8.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	$768	$768
Office furniture	724	724
Other	43	43
Property and equipment, at cost	1,535	1,535
Less: Accumulated depreciation	(854)	(791)
Property and equipment, net	$681	$744
The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Foreign currency translation adjustment:
Beginning balance	$1,426	$203
Foreign currency translation adjustment during period	643	(25)
Ending balance	$2,069	$178

Unrealized gain on available for sale securities:
Beginning balance	$2,787	$1,290
Unrealized holding gain on available for sale securities during period, net of tax of $0.3 million in 2024	6	874
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million in 2025 and $0.2 million in 2024	(2,787)	(719)
Ending balance	$6	$1,445

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
6. Debt
Debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Loan and Security Agreement (“LSA”):
Principal amount	$110,000	$110,000
End of term charge	5,500	5,500
Unamortized debt issuance costs and unamortized end of term charge	(6,248)	$(6,560)
Loan and Security Agreement (carried at amortized cost)	$109,252	$108,940
The fair value of LSA, classified as Level 2 under ASC Topic 820, Fair Value Measurement	$107,113	$109,450
Future principal payments, including the end of term charge, are as follows (in thousands):

Year ending:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	115,500
Total principal payments, including End of Term Charge	$115,500
7. Commitments and Contingencies
Commitments
As of March 31, 2025, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $10.2 million, of which the Company expects to pay $9.8 million within one year and $0.4 million over one year to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
The following table provides balance sheet information related to leases as of March 31, 2025 (amounts in thousands):

March 31, 2025
Assets:
Operating lease, right-of-use asset	$10,778

Liabilities:
Current portion of operating lease liabilities	$629
Operating lease liabilities, net of current portion	8,115
Total operating lease liabilities	$8,744

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of March 31, 2025:

March 31, 2025
Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	11.97%
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$499	$499
Variable lease cost	22	5
Short term lease cost	10	1
Sublease income	(88)	(88)
Total operating lease cost	$443	$417

Future lease payments and sublease income under non-cancelable operating leases as of March 31, 2025 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2025	$1,225	$267
2026	1,667	362
2027	1,700	370
2028	1,734	345
2029	1,769	—
Thereafter	5,521	—
Total	$13,616	$1,344
Less: Imputed interest	(4,872)
Present value of lease liabilities	$8,744
Less: current portion	(629)
Lease liabilities, net of current portion	$8,115
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
8. Program Termination
On November 12, 2024, the Company announced the discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of activated protein C (APC) that was being progressed for the treatment of hemophilia B. The strategic decision was made to prioritize capital towards the development of our growing OX2R agonist franchise based on the

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
strength of the interim Phase 1 data for ORX750, coupled with the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC, which was evaluated in the context of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product.
In the fourth quarter of 2024, as a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance related costs of $1.2 million, which was recorded within Research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominately accrued as of December 31, 2024.
The following table provides a roll-forward of the program termination liability as of March 31, 2025 (in thousands):

	Contract Termination	Severance-Related	Total
Balance as of January 1, 2025	$30,283	$1,199	$31,482
Cash payments	(24,366)	(674)	(25,040)
Reversal of charge	(1,794)	—	(1,794)
Foreign currency translation changes	152	—	152
Balance as of March 31, 2025	$4,275	$525	$4,800
9. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
Remaining shares available for future grants as of March 31, 2025 under the 2021 Stock Option and Incentive Plan (the “2021 Plan”) were 12,786,754.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Research and development	$4,157	$3,725
General and administrative	3,726	4,429
	$7,883	$8,154

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2025	17,434,119	$7.77	7.4 years
Granted	3,754,540	$16.88
Exercised	(280,716)	$6.69
Forfeited	(607,637)	$11.27
Balance at March 31, 2025	20,300,306	$9.37	7.6 years	$114.4
Exercisable at March 31, 2025	11,775,004	$7.54	6.5 years	$83.4
Vested and expected to vest at March 31, 2025	20,300,306	$9.37	7.6 years	$114.4
The weighted-average grant date fair value of options granted was $11.96 per share for the three months ended March 31, 2025. As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $65.0 million, which the Company expects to recognize over a weighted-average period of 3.4 years.
Based on the trading price of $14.38 per ADS, which is the closing price as of March 31, 2025, the aggregate intrinsic value of outstanding options as of March 31, 2025 was $114.4 million.
During the three months ended March 31, 2025, the fair value of each option was estimated on the date of grant under the Black-Scholes option pricing model using the weighted average assumptions in the table below:

Expected term	6.0 years
Expected stock price volatility	78.5%
Risk-free interest rate	4.4%
Expected dividend yield	0%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Restricted Share Awards and Units
The following table summarizes ordinary share activity related to the restricted stock programs for the three months ended March 31, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	86,864	$20.00	1,510,077	$6.14
Granted	—	$—	108,610	$16.90
Vested	(52,118)	$20.00	(388,791)	$5.88
Forfeited	—	$—	(104,550)	$6.13
Unvested at March 31, 2025	34,746	$20.00	1,125,346	$7.27

Unrecognized compensation expense at March 31, 2025 (in thousands)	$352		$7,568
Expected weighted average recognition period	0.1 years		2.9 years
Employee Share Purchase Plan
As of March 31, 2025, no shares have been purchased or issued under the 2021 Employee Share Purchase Plan (the “ESPP”) and remaining shares reserved for the ESPP were 2,708,515.
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
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. The Company’s ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates.
The Company manages the business as one segment. Its operating results are regularly reviewed by the Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), based on available financial information prepared on a consolidated basis. The CODM evaluates its performance based primarily on research and development efforts and the results of clinical trials. The CODM also utilizes the Company’s long-range plan as a strategic tool to allocate resources according to the Company’s strategic objectives. The consolidated net loss is used to monitor budget versus actual results in assessing segment performance and the allocation of resources. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and investments.
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
License and other revenue	$15,000	$—
Less:
OX2R agonist program expenses	(20,093)	(4,652)
LockBody program expenses	(3,418)	(4,170)
Discontinued R&D program expenses	(2,917)	(11,942)
Other R&D expenses:
Personnel expenses¹	(6,302)	(5,599)
Research tax incentives	4,259	7,860
Other preclinical and clinical development expenses	(815)	(424)
General and administrative expenses¹	(8,608)	(9,009)
Share-based compensation	(7,883)	(8,154)
Interest income	7,890	2,591
Interest expense	(2,877)	(2,529)
Other segment items²	1,026	(1,537)
Income tax expense	(1,397)	(481)
Consolidated net loss	$(26,135)	$(38,046)

¹ Excludes share-based compensation
² Other segment items includes non-operating income (expenses), net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto, included elsewhere herein and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our Annual Report on Form 10-K (the “2024 Annual Report”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
OX2R Agonist Program: We are developing novel, investigational, oral, highly potent and selective OX2R agonists as potential best-in-class treatments for EDS, impaired attention, cognitive deficits and fatigue in a wide spectrum of neurological, neurodegenerative and neuropsychiatric disorders. These OX2R agonists are designed to mimic the natural neuropeptide orexin (also known as ‘hypocretin’), by activating orexin receptors in the brain.The orexin system consists of two neuropeptides, orexin-A (OXA) and orexin-B (OXB) (also called hypocretin-1 and hypocretin-2) which bind to and activate the orexin receptors, Orexin Receptor-1 (OX1R) and Orexin Receptor-2 (OX2R). These receptors are abundantly expressed throughout the brain and have different distribution patterns, suggesting they have distinct physiological roles acting through different neuronal pathways. Importantly, OXA and OXB both bind to OX2R with high affinity. OX2R plays a key role in regulating wakefulness and has also been implicated in metabolism, behavioral arousal, mood and cognitive function.
ORX750: Our most advanced OX2R agonist candidate is ORX750, which is in an ongoing Phase 2a study of participants with narcolepsy type 1(NT1), narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH).
In May 2024, we announced the initiation of a Phase 1 first-in-human (FIH) clinical study of ORX750 in healthy volunteers. We disclosed initial data from the Phase 1 study in September 2024 and provided additional interim updates in November 2024 and January 2025. These data were also disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In April 2025, we presented additional data from the Phase 1 study in a poster session at the American Academy of Neurology (AAN) Annual Meeting. Data from the Phase 1 study enabled dose selection for the Phase 2a study of ORX750 in participants with NT1, NT2, and IH. The Phase 1 study of ORX750 remains open.
In November 2024, we announced the initiation of the Phase 2a CRYSTAL-1 clinical study to evaluate the safety, tolerability,and pharmacokinetics (PK) of ORX750 in participants with NT1, NT2, and IH. We expect the Phase 2a study to generate clinical data for all three indications in 2025 and enable dose selection for future registrational studies.

ORX142: ORX142 is our second OX2R agonist development candidate. ORX142 is being advanced for the treatment of neurological and neurodegenerative disorders, as well as other potential symptoms including impaired attention,cognitive deficits, and fatigue. Subject to IND clearance, we plan to initiate first-in-human studies of ORX142 with the goal of sharing clinical data in acutely sleep-deprived healthy volunteers in 2025.
ORX489: ORX489 is our third OX2R agonist development candidate. ORX489 is our most potent OX2R agonist to date based on preclinical studies, and is in IND-enabling activities for the treatment of neuropsychiatric disorders.
OX2R Agonist Pipeline: Our earlier OX2R agonist pipeline includes additional OX2R agonists as well as research efforts on differentiated pharmacology associated with the activation of the orexin system.

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
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and investments of $424.9 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of March 31, 2025 of $424.9 million to fund our operations into mid-2027.
Components of Results of Operations
Revenues
While we received non-recurring revenue related to out-licensing in the past and the license of the LockBody technology platform this quarter, our ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.
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

Research and Development Tax Incentives
We participate in research tax incentive programs that are granted to companies by the United Kingdom in order to encourage technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax benefit. Estimates of the amount of the benefit expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. Through December 31, 2024, we claimed relief under the Small and Medium Enterprise (“SME”) scheme. Beginning January 1, 2025, changes to the program in the UK have aligned the tax incentives earned for SME and large entities. The merged scheme provides relief for qualifying R&D expenditure. If we are loss making, a cash credit can be obtained. If we continue to meet the SME thresholds and are loss making, then a higher rate of credit may be available under the new Enhanced R&D Intensive Support (ERIS). We expect eligible R&D expenditures qualifying for the credit outside of the UK will be more limited as a result of these legislative changes and we expect to recognize less tax incentives in the United Kingdom.
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
Interest Income and Interest Expense
Interest income is primarily interest earned from the Company’s cash and cash equivalents and investments. Interest expense consists of interest costs related to the Loan and Security Agreement.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Foreign Currency Translation
Our financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of its subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated statements of operations and comprehensive loss within Other income (expense), net.

Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2025 and March 31, 2024 (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
License and other revenue	$15,000	$—
Operating expenses:
Research and development	33,443	22,652
General and administrative	12,334	13,438
Loss from operations	(30,777)	(36,090)
Interest income	7,890	2,591
Interest expense	(2,877)	(2,529)
Other non-operating income (expense), net	1,026	(1,537)
Loss before income tax expense	(24,738)	(37,565)
Income tax expense	1,397	481
Net loss	$(26,135)	$(38,046)
License and other revenue
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab A/B (“Genmab”). During the three months ended March 31, 2025, the Company recorded revenue of $15.0 million related to a $15.0 million up front payment received from Genmab upon execution of the License Agreement. See Note 3 - Genmab License Agreement.
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Programs:
OX2R agonist	$20,093	$4,652
LockBody	3,418	4,170
Discontinued programs	2,917	11,942
Non-asset specific costs:
Personnel expenses	10,459	9,324
Research tax incentives	(4,259)	(7,860)
Other preclinical and clinical development expenses	815	424
Research and development expenses	$33,443	$22,652
Research and development expenses for the three months ended March 31, 2025 were $33.4 million, compared with $22.7 million for the three months ended March 31, 2024. The increase in research and development expenses reflects higher development costs of $15.4 million for our OX2R agonist program, a decline in research tax incentives and higher personnel expenses, partially offset by lower costs related to discontinued programs. Personnel expenses in the first three months of 2025 increased $1.1 million compared to the first three months ended March 31, 2024 driven by increased headcount and higher share-based compensation expense of $0.4 million.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Personnel expenses	$7,033	$7,407
Legal and professional fees	2,980	3,331
Other expenses	2,321	2,700
	$12,334	$13,438
General and administrative expenses for the three months ended March 31, 2025 were $12.3 million, compared to $13.4 million for the three months ended March 31, 2024 primarily reflecting lower share-based compensation, consulting fees and insurance costs in 2025. Personnel expenses in the first three months of 2025 decreased $0.4 million compared with the first three months of 2024, reflecting lower share-based compensation expense of $0.7 million, partially offset by higher salaries from annual merit increase and higher fringe benefit costs.
Interest Income and Interest Expense
For the three months ended March 31, 2025, interest income was $7.9 million, which was up $5.3 million from the three months ended March 31, 2024, largely reflecting the recognition of unearned gains of marketable securities as of December 31, 2024 upon redemption in the first quarter of 2025 as well as higher interest earned from the Company’s fixed investments due to a higher average cash, cash equivalent and investments balance versus a year ago.
Interest expense was $2.9 million in the first three months of 2025, up $0.3 million from the first three months of 2024, as a result of a higher average debt balance.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net for the three months ended March 31, 2025 was a net gain of $1.0 million, mainly reflecting foreign currency transaction gains. Other expense, net for the three months ended March 31, 2024 was $1.5 million, primarily reflecting an $1.1 million loss related to remeasuring the Note Purchase Agreement at fair value at March 31, 2024, partially offset by foreign currency transaction gains of $0.4 million.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had cash, cash equivalents and investments of $424.9 million, of which $105.2 million was classified as cash and cash equivalents, $179.3 million was classified as short-term investments and $140.4 million was classified as long-term investments on our Consolidated Balance Sheet. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.
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
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the three months ended March 31, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million. Since the inception of the ATM program in 2023, as of March 31, 2025, the Company has sold 4,663,354 ordinary shares, resulting in net proceeds to us of approximately $36.6 million.
We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash (used in) provided by:
Operating activities	$(57,246)	$(37,286)
Investing activities	(222,388)	16,762
Financing activities	3,086	10,493
Exchange rate effect on cash and cash equivalents	(1,517)	219
Net increase (decrease) in cash and cash equivalents	$(278,065)	$(9,812)
Operating Activities
During the three months ended March 31, 2025, we used $57.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $26.1 million reduced by non-cash charges of $6.3 million, which included share-based compensation, depreciation and amortization expenses. In addition, cash used in operating activities during the three months ended March 31, 2025 included net outflows of approximately $38.5 million related to paying down net payables during the period, including $25.0 million related to the program terminations costs accrued in the fourth quarter of 2024.
During the three months ended March 31, 2024, net cash used in operating activities was $37.3 million. Cash used in operating activities reflected a net loss of $38.0 million reduced by non-cash charges of $9.5 million, which included share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, cash used in operating activities during the three months ended March 31, 2024 included net outflows of approximately $9.2 million related to paying down net payables during the period.

Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $222.4 million, largely reflecting the net investment of excess cash in fixed income investments. During the three months ended March 31, 2024, net cash provided by investing activities was $16.8 million, largely reflecting the net redemption of fixed income investments.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $3.1 million, primarily reflecting the proceeds from the ATM program, partially offset by payment of employee withholding taxes related to share-based compensation. During the three months ended March 31, 2024, net cash provided by financing activities was $10.5 million, primarily reflecting the proceeds from the ATM program.
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
Critical Accounting Policies and Estimates
We believe that our critical accounting policies are those related to research and development accruals, share-based compensation and tax-related matters. We believe these accounting policies are particularly important to an understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. As of March 31, 2025, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2024. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this Quarterly Report.
Contractual Obligations and Other Commitments
As of March 31, 2025, other than what has been disclosed in Note 6 – Debt and Note 7 – Commitment and contingencies, we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. Our management has concluded that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
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
In mid-2023, we implemented a corporate consolidation of our U.S. and UK businesses in order to simplify our administrative operations, obtain operational efficiencies, generate administrative cost savings and improve the overall control environment. This reorganization transferred the business operations and assets of our UK subsidiaries (Z Factor Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, Inexia Limited, Centessa Pharmaceuticals (Orexia) Limited and Janpix Limited) to Centessa Pharmaceuticals (UK) Limited (“CPUK”). Subsequently, on December 26, 2023, Inexia Limited, Janpix Limited, Ultrahuman Two Limited and Ultrahuman Four Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the UK Companies Act 2006. On December 17, 2024, Centessa Pharmaceuticals (Morphogen-IX) Limited, Capella Bioscience Ltd, LockBody Therapeutics Ltd, and Centessa Pharmaceuticals (Orexia) Limited were dissolved using the voluntary strike off procedure in sections 1003 to 1011 of the Companies Act, and we intend to dissolve Z Factor Limited over the coming months also using the voluntary strike off procedure in sections 1003 to 1011 of the Companies Act. CPUK, a wholly owned subsidiary of Centessa Pharmaceuticals plc, was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom. ApcinteX Limited was incorporated in 2014 under the laws of England and Wales with primary operations in the United Kingdom.

As of May 1, 2025 we had 86 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of May 1, 2025, we had 86 full-time equivalent employees who are located in different geographies across the U.S., UK and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Iqbal Hussain, our General Counsel and Gregory Weinhoff, our Chief Business Officer are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Dr. Weinhoff and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa

Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in November 2024, we announced the voluntary discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. More recently, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. Data from the Phase 1 study of LB101 are informing ongoing preclinical work focused on identifying new targets and effectors. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in December 2024 we entered into the Oxford Finance Loan and Security Agreement (See Note 6 – “Debt” for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with Leerink, under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of March 31, 2025, we had $424.9 million in cash and cash equivalents and short and long-term investments. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash and cash equivalents and short and long-term investments to fund its operations into mid-2027. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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
On December 30, 2024 (the “Effective Date”), Centessa Pharmaceuticals Holdings, Inc., Centessa Biosciences, Inc. and Centessa Pharmaceuticals LLC (the “Borrowers,” together with the Company, the “Borrower Parties”) entered into a loan and security agreement (the “Loan and Security Agreement” or “LSA”) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to lend the Borrowers an aggregate principal amount of up to $200.0 million in a series of term loans (the “Term Loans”). Pursuant to the Loan and Security Agreement, the Borrowers received an initial Term Loan of $110.0 million on the Effective Date (the “Initial Term Loan”). The Borrowers have access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Borrowers at the Lenders’ sole discretion. The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if a specified milestone is achieved on or after the first anniversary of the Effective Date, then the term loans will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date will be extended to December 1, 2030. The term loans accrue interest at a floating rate equal to (i) secured overnight financing rate for a one-month tenor from the website of the CME Group Benchmark Administration Limited, subject to a floor of 3.28%, plus (ii) an applicable margin of 5.00%. The Loan and Security Agreement provides for a minimum interest rate of 8.28% and a maximum interest rate of 10.50%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full at the option of the Borrowers. The Borrowers are required to pay a prepayment fee of 3.00% for prepayments of term loans made in the first year after funding of such term loans, 2.00% for prepayments of term loans made in the second year after funding of such term loans and 1.00% for prepayments thereafter. The Borrowers are also obligated to pay other customary fees for a loan facility of this size and type. Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding, accrued interest and fees related to the Company’s note purchase agreement with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC, as well as certain fees and expenses payable to Oxford. The Borrowers’ obligations under the Loan and Security Agreement are guaranteed by the Company and certain subsidiaries of the Company and will be guaranteed by the Company’s future subsidiaries, subject to certain customary limitations pursuant to the terms of the English-law Guarantee and Indemnity (the “Guarantee”). In addition, pursuant to the terms of the LSA, the Borrowers granted Oxford, as collateral agent, a first priority security interest in substantially all of the Borrowers’ assets, including intellectual property. Furthermore, pursuant to the terms of the English law debenture entered into on the Effective Date (the “Debenture”), the Company and certain of its subsidiaries granted Oxford a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets, including intellectual property. The LSA contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower Parties and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the LSA contains a minimum cash covenant commencing on October 1, 2026 and all times thereafter of: (1) 35% of the outstanding principal balance of the Term Loan; and (2) up to 80% of the outstanding principal balance of the Term Loan based on the Company’s orexin agonist program Phase 2 and Phase 3 clinical data and continued Active Development (as defined in the LSA) of its lead orexin asset programs; provided that such minimum cash covenants shall not be tested during periods when the Company’s market capitalization meets $1.0 billion. The events of default under the LSA include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, the occurrence of a Material Adverse Change (as defined in the LSA) and judgment defaults. The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the LSA, the termination of the Lenders’ commitments, a 3% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the LSA and the Debenture.
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery and preclinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, LockBody molecules and/or the LockBody technology platform, from other available treatment options including other molecules in development.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, in November 2024, we announced the voluntary discontinuation of the global clinical development program of SerpinPC, a novel inhibitor of APC that was being progressed for the treatment of hemophilia B. More recently, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not be able to submit Investigational New Drug applications (“INDs”) or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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

•delays in submitting INDs, Clinical Trial Applications (“CTAs”), or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including trials of ORX750, ORX142, other orexin agonist molecules and any other LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs, on our business and results of operations.
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
•ability to monitor subjects adequately during and after treatment; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability and geopolitical conflicts such as the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs, on our business and results of operations.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Regulatory agencies may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by FDA for our ongoing clinical trials of ORX750, and this might result in a material delay to the current planned development of ORX750, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to develop or commercialize ORX750 in a timely manner or at all and consequently, our business could be substantially harmed. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods.
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
We may be unable to obtain orphan drug designation or exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have our product candidates approved by the applicable regulatory authority for a significant period of time.
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
In June 2022, we announced our strategic decision to discontinue development of lixivaptan for ADPKD. The decision was based on a thorough reassessment of the commercial potential of lixivaptan as a potential best-in-class therapy for patients with ADPKD, and the incremental development challenges and associated costs, following a recent observation of ALT and AST elevations in one subject in the ALERT Study.
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
Currently, certain of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development. We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. The FDA may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by the FDA for our ongoing clinical trials of ORX750, and this might result in a material delay to the current planned development of ORX750, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to conduct our ORX750 clinical trials and/or develop or commercialize ORX750 in a timely manner or at all and consequently, our business could be substantially harmed.
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
We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval program. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval program, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster commercial launch of the product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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
•the clinical indications for which the product candidate is approved by FDA, the European Commission or the MHRA;
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We expect the cost of our product candidates and programs, to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended.) With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. The UK Government has introduced a Data Use and Access Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of altering the similarities between the UK and EEA data protection regimes and threaten the adequacy finding granted to the United Kingdom by the EU Commission, to enable personal data to transfer from the EEA to the UK. This may lead to additional compliance costs and could increase our overall risk. The UK Bill will result in changes to the UK GDPR that may affect our efforts to create a harmonized approach to processing European personal data and exposes us to two parallel regimes where the UK GDPR and EU GDPR both apply, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance programs could require us to amend our processes and procedures to implement different compliance measures for the UK and EEA. If we do not designate a lead supervisory authority in an EEA member state, we are not able to benefit from the GDPR’s ‘one stop shop’ mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the EEA, we could be investigated by, and ultimately fined by the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act (“CCPA”), state health information privacy laws, and federal and state consumer protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, which went into effect April 8, 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
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
The CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law, effective March 31, 2024, that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that specifically regulate biometric data. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have also been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we may likely become subject, if enacted.
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
Our articles of association provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for resolving: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act, or our articles of association (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the England and Wales Forum Provision. The England and Wales Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our articles of association further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Court for the Southern District of New York shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, or the U.S. Federal Forum Provision. In addition, our articles of association provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
As of March 31, 2025, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 30.0% of our voting shares as of March 31, 2025. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of March 31, 2025, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 12,786,754 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the

Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We operate through various Centessa Subsidiaries in the U.S. and UK. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, the availability of U.S. research and development tax credits, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, HM Revenue & Customs (“HMRC”), the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
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
We may be unable to use UK net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.
As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and have not paid any UK corporation tax. We therefore have accumulated carryforward tax losses. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
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
We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if granted, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this lower tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected.
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

General Risk Factors
Business interruptions resulting from the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations, changes in trade policy, including the imposition of tariffs on our business and results of operations or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
Geo-political conflicts including the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs on our business and results of operations, may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in the applicable countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business.
The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed, and propose to impose additional, export controls and tariffs on certain products, and financial and economic sanctions on certain industry sectors and parties. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to end markets, lower profitability, and uncertainty related to planning long-term investments and strategies, and may have other competitive effects. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, rising interest rates, high inflation and trade wars, including the imposition of tariffs, may cause our cost of doing business to materially increase and may adversely impact our ability to operate or may adversely impact other parties upon whom we rely for research and development capabilities to operate. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)     Recent Sales of Unregistered Equity Securities

None.

(b)     Use of Proceeds from Initial Public Offering

Not applicable
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
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
10.1†
License Agreement, dated February 14, 2025, between Centessa Pharmaceuticals (UK) Limited and Genmab A/S (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445).

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

CENTESSA PHARMACEUTICALS PLC

Date: May 14, 2025	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)