Form 10-Q
period 2025-06-30
Centessa Pharmaceuticals plc
filed 2025-08-12
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-40445
CENTESSA PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1612294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor
1 Ashley Road
Altrincham
Cheshire
United Kingdom	WA14 2DT
(Address of principal executive offices)	(Zip code)

+1 (617) 468-5770
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC*
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	CNTA	Nasdaq Stock Market, LLC
*Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market, LLC.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ☐     No  ☒

The registrant had outstanding 134,073,436 ordinary shares as of August 1, 2025.

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
•Business interruptions resulting from the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations, changes in trade policy, including the imposition of tariffs and trade wars, or similar geo-political conflicts or tensions could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business and results of operations.
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
•our expectations relating to the ongoing Phase 1 first-in-human clinical trial and the ongoing Phase 2 clinical trial of ORX750, including the predicted timing of enrollment, the predicted efficacious doses of ORX750 and our ability to successfully conduct our clinical development of ORX750;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,242	$383,221
Short-term investments	206,482	98,956
Tax incentive receivable	40,704	43,768
Prepaid expenses and other current assets	8,935	10,464
Total current assets	300,363	536,409
Long-term investments	153,406	—
Property and equipment, net	733	744
Operating lease right-of-use assets	10,539	11,013
Deferred tax asset	25,366	26,586
Other non-current assets	1,720	2,046
Total assets	$492,127	$576,798
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,692	$7,143
Accrued expenses and other current liabilities	24,002	50,855
Total current liabilities	29,694	57,998
Long term debt	109,545	108,940
Operating lease liabilities	7,940	8,286
Other non-current liabilities	29	29
Total liabilities	147,208	175,253
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 222,480,776 shares authorized, 133,913,556 issued and outstanding at June 30, 2025: 184,469,623 shares authorized, 132,631,587 issued and outstanding at December 31, 2024	363	359
Additional paid-in capital	1,408,145	1,385,675
Accumulated other comprehensive income	1,591	4,213
Accumulated deficit	(1,065,180)	(988,702)
Total shareholders’ equity	344,919	401,545
Total liabilities and shareholders' equity	$492,127	$576,798

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
License and other revenue	$—	$—	$15,000	$—
Operating expenses:
Research and development	42,741	32,815	76,184	55,467
General and administrative	11,912	11,165	24,246	24,603
Loss from operations	(54,653)	(43,980)	(85,430)	(80,070)
Interest and investment income	4,380	3,240	12,270	5,831
Interest expense	(2,884)	(2,525)	(5,761)	(5,054)
Other non-operating income (expense), net	3,592	154	4,618	(1,383)
Loss before income taxes	(49,565)	(43,111)	(74,303)	(80,676)
Income tax expense	778	705	2,175	1,186
Net loss	(50,343)	(43,816)	(76,478)	(81,862)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(479)	(61)	164	(86)
Unrealized (loss) gain on available for sale marketable securities, net of reclassification adjustment and tax	(5)	33	(2,786)	188
Other comprehensive (loss) income	(484)	(28)	(2,622)	102

Total comprehensive loss	$(50,827)	$(43,844)	$(79,100)	$(81,760)

Net loss per ordinary share - basic and diluted	$(0.38)	$(0.40)	$(0.57)	$(0.78)
Weighted average ordinary shares outstanding - basic and diluted	133,677,405	109,489,184	133,354,373	104,688,452

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at April 1, 2025	133,554,598	$362	$1,398,647	$2,075	$(1,014,837)	$386,247
Stock option exercises	311,610	1	1,646	—	—	1,647
Share-based compensation expense	—	—	7,949	—	—	7,949
Vesting of ordinary shares	54,409	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(7,061)	—	(97)	—	—	(97)
Foreign currency translation adjustments	—	—	—	(479)	—	(479)
Unrealized loss on available for sale securities, net of tax	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(50,343)	(50,343)
Balance at June 30, 2025	133,913,556	$363	$1,408,145	$1,591	$(1,065,180)	$344,919

Balance at April 1, 2024	100,481,993	$277	$1,004,254	$1,623	$(790,991)	$215,163
Issuance of ordinary shares under share offering, net of issuance costs	12,390,254	31	107,241	—	—	107,272
Stock option exercises	125,976	—	692	—	—	692
Share-based compensation expense	—	—	8,611	—	—	8,611
Vesting of ordinary shares	282,225	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(102,684)	—	(929)	—	—	(929)
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized gain on available for sale securities, net of tax	—	—	—	33	—	33
Net loss	—	—	—	—	(43,816)	(43,816)
Balance at June 30, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545
Issuance of ordinary shares under ATM program, net of issuance costs	372,538	1	6,108	—	—	6,109
Stock option exercises	592,326	2	3,525	—	—	3,527
Share-based compensation expense	—	—	15,832	—	—	15,832
Vesting of ordinary shares	495,318	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(178,213)	—	(2,994)	—	—	(2,994)
Foreign currency translation adjustments	—	—	—	164	—	164
Unrealized gain on available for sale securities, net of tax	—	—	—	1	—	1
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million	—	—	—	(2,787)	—	(2,787)
Net loss	—	—	—	—	(76,478)	(76,478)
Balance at June 30, 2025	133,913,556	$363	$1,408,145	$1,591	$(1,065,180)	$344,919

Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offering, net of issuance costs	12,390,254	31	107,241	—	—	107,272
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	302,436	—	1,647	—	—	1,647
Share-based compensation expense	—	—	16,765	—	—	16,765
Vesting of ordinary shares	763,151	2	(2)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(302,904)	—	(2,858)	—	—	(2,858)
Foreign currency translation adjustments	—	—	—	(86)	—	(86)
Unrealized gain on available for sale securities, net of tax	—	—	—	1,406	—	1,406
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.4 million	—	—	—	(1,218)	—	(1,218)
Net loss	—	—	—	—	(81,862)	(81,862)
Balance at June 30, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(76,478)	$(81,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,832	16,765
Depreciation and amortization	443	476
Amortization of discount of marketable securities	(2,135)	—
Amortization of debt issuance costs and exit fee of long-term debt	605	—
Change in fair value of financial instruments	—	800
Change in deferred taxes	2,021	1,001
Changes in operating assets and liabilities:
Tax incentive receivable	6,448	(4,349)
Prepaid expenses and other assets	2,025	1,718
Operating leases, net	128	151
Accounts payable	(1,918)	(6,434)
Accrued expenses and other liabilities	(26,669)	(6,132)
Net cash used in operating activities	(79,698)	(77,866)

Cash flows from investing activities:
Purchases of investments in marketable securities	(380,537)	(140,533)
Proceeds from redemption of investments in marketable securities	118,321	101,836
Purchases of property and equipment	(126)	—
Net cash used in investing activities	(262,342)	(38,697)

Cash flows from financing activities:
Proceeds from issuance of shares under offerings, net of issuance costs	—	107,272
Proceeds from issuance of shares under ATM program, net of issuance costs	6,109	9,655
Proceeds from option exercises	3,468	1,640
Payment of employee withholding taxes related to withheld shares for stock based compensation plans	(4,490)	(2,761)
Other, net	(396)	—
Net cash provided by financing activities	4,691	115,806
Effect of exchange rate on cash and cash equivalents	(1,630)	99
Net decrease in cash and cash equivalents	(338,979)	(658)
Cash and cash equivalents at beginning of period	383,221	128,030
Cash and cash equivalents at end of period	$44,242	$127,372
Supplemental disclosure:
Interest paid	$4,302	$5,053
Income taxes paid	$990	$1
Operating lease payments reducing operating lease liabilities	$817	$801

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $1.07 billion as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the six months ended June 30, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million, all of which were collected during the first quarter of 2025. Since the inception of the ATM program in 2023, as of June 30, 2025, the Company has sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $36.6 million.
The Company expects its existing cash, cash equivalents and investments as of June 30, 2025 of $404.1 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company status
The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. The Company has elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) it is no longer an emerging growth company or (ii) the Company affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.
The Company will remain an emerging growth company until the earliest of (i) the last day of its first fiscal year in which it has total annual gross revenues of $1.235 billion or more, (ii) the last day of its first fiscal year following the fifth anniversary of the closing of its initial public offering, (iii) the date on which it is deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
The Company is also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”). If it is a smaller reporting company at the time we cease to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company it may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
On the last business day of its second quarter in 2025, the aggregate market value of the Company’s shares of common stock held by non-affiliates exceeded $700 million. As a result, as of December 31, 2025, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. The Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of June 30, 2025 and as of December 31, 2024;
•the Company’s results of operations for the three and six months ended June 30, 2025 and June 30, 2024; and
•the Company’s cash flows for the six months ended June 30, 2025 and June 30, 2024.
Operating results for the Company for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2024 as reported in the 2024 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2024 filed with the SEC.
The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of June 30, 2025, investments in U.S. government Treasury and agency securities, corporate notes and commercial paper were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. On an ongoing basis, an evaluation of estimates and judgments are required, including those related to accrued and prepaid research and development expenses, share-based compensation expense and tax related matters. Estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
achievement. Any potential consideration received in the form of royalty or sales-based milestones will be recorded when the customer’s subsequent sales or usages occur.
Net Loss Per Ordinary Share
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the six months ended June 30, 2025 and June 30, 2024, as they would be anti-dilutive:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Unvested ordinary shares	—	196,985
Restricted stock units	1,103,383	2,164,448
Stock options	21,111,837	18,764,967
	22,215,220	21,126,400
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
Accounting Treatment
The Company assessed the License Agreement in accordance with ASC 606, Revenue with Contracts from Customers, and concluded that the promises in the License Agreement represent a transaction with a customer. The following promises within the License Agreement were identified: (i) the exclusive license of the Lockbody technology platform and the ability to perform research on up to three targets, (ii) initial and continuing know-how transfer for the Lockbody technology platform, and (iii) participation in a joint steering committee (“JSC”). The promises related to the know-how transfer and JSC participation were determined to be immaterial in the context of the contract as the time commitment and related cost is

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
expected to be inconsequential to the total contract consideration. Accordingly, they were not assessed as performance obligations.
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
As a result, the Company determined that the promise to provide the exclusive license constitutes a single performance obligation within the License Agreement. Further, the exclusive license represents functional intellectual property given the Company will not be providing any additional services to Genmab outside of the right to use the licensed intellectual property. Accordingly, the $15.0 million up front payment was recognized as revenue at a point in time during the first quarter of 2025, upon delivery of the exclusive license to Genmab at contract inception.
As of June 30, 2025, the Company has constrained all variable consideration related to potential milestone payments associated with the License Agreement given the level of uncertainty associated with their achievement. Accordingly, no revenue relating to these milestones has been recognized.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets measured and carried at fair value (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2025
Assets
Money Market fund	$18,364	$—	$—	$18,364
U.S. Treasury and government agency securities	97,999	112,537	—	210,536
Corporate debt securities	—	109,974	—	109,974
Commercial Paper	—	39,378	—	39,378
Total	$116,363	$261,889	$—	$378,252

December 31, 2024
Assets
Money Market fund	$217,515	$—	$—	$217,515
U.S. Treasury securities	171,885	—	—	171,885
Total	$389,400	$—	$—	$389,400
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s fixed income investments as of June 30, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$18,364	$—	$—	$18,364

U.S. Treasury and government agency securities, included in:
Short-term investments	144,962	—	(98)	144,864
Long-term investments	65,710	32	(70)	65,672
Total U.S. Treasury and government agency securities	$210,672	$32	$(168)	$210,536

Corporate debt securities, included in:
Short-term investments	$22,228	$17	$(5)	$22,240
Long-term investments	87,597	163	(26)	87,734
Total Corporate debt securities	$109,825	$180	$(31)	$109,974

Commercial paper, included in:
Short-term investments	39,389	—	(11)	39,378
Total Commercial paper	$39,389	$—	$(11)	$39,378

In aggregate:
Investments above with no unrealized loss	$107,842	$212	$—	$108,054
Investments above with unrealized loss	270,408	—	(210)	270,198
Total investments	$378,250	$212	$(210)	$378,252

At the end of June 30, 2025, the Company held approximately 53 debt securities, of which 33 were in a unrealized loss position as of the end of the period, with an aggregate fair value of $270.2 million. The Company has not recorded any allowance for credit losses as of June 30, 2025 as it believes the decline in fair value below amortized cost is not related to credit losses. These investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the period. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment.

5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Research and development expenses	$3,691	$6,314
Interest receivable	2,249	287
Value added tax receivable	1,143	1,528
Insurance related expenses	233	840
Other	1,619	1,495
	$8,935	$10,464

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Research and development expenses*	$16,085	$38,063
Personnel related expenses	4,045	9,465
Professional fees	1,952	1,782
Interest payable	855	—
Operating lease	656	602
Income tax liability	257	835
Other	152	108
	$24,002	$50,855
∗Includes accrued contract termination costs of $1.7 million as of June 30, 2025 and $30.3 million as of December 31, 2024. See Note 8.
Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	$894	$768
Office furniture	724	724
Other	43	43
Property and equipment, at cost	1,661	1,535
Less: Accumulated depreciation	(928)	(791)
Property and equipment, net	$733	$744
The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Foreign currency translation adjustment:
Beginning balance	$1,426	$203
Foreign currency translation adjustment during period	164	(86)
Ending balance	$1,590	$117

Unrealized gain on available for sale securities:
Beginning balance	$2,787	$1,290
Unrealized holding gain on available for sale securities during period, net of tax of $0.4 million in 2024	1	1,406
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million in 2025 and $0.4 million in 2024	(2,787)	(1,218)
Ending balance	$1	$1,478

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
6. Debt
Debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Loan and Security Agreement (“LSA”):
Principal amount	$110,000	$110,000
End of term charge	5,500	5,500
Unamortized debt issuance costs and unamortized end of term charge	(5,955)	(6,560)
Loan and Security Agreement (carried at amortized cost)	$109,545	$108,940
The fair value of LSA, classified as Level 2 under ASC Topic 820, Fair Value Measurement	$107,965	$109,450
Future principal payments, including the end of term charge, are as follows (in thousands):

Year ending:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	115,500
Total principal payments, including End of Term Charge	$115,500
7. Commitments and Contingencies
Commitments
As of June 30, 2025, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $10.4 million, of which the Company expects to pay $8.6 million within one year and $1.9 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
Leases
The following table provides balance sheet information related to leases as of June 30, 2025 (amounts in thousands):

June 30, 2025
Assets:
Operating lease, right-of-use asset	$10,539

Liabilities:
Current portion of operating lease liabilities	$656
Operating lease liabilities, net of current portion	7,940
Total operating lease liabilities	$8,596

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of June 30, 2025:

June 30, 2025
Weighted-average remaining lease term	7.5 years
Weighted-average discount rate	11.97%
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease cost	$999	$999
Variable lease cost	55	2
Short term lease cost	12	4
Sublease income	(175)	(175)
Total operating lease cost	$891	$830

Future lease payments and sublease income under non-cancelable operating leases as of June 30, 2025 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2025	$817	$178
2026	1,667	362
2027	1,700	370
2028	1,734	345
2029	1,769	—
Thereafter	5,521	—
Total	$13,208	$1,255
Less: Imputed interest	(4,612)
Present value of lease liabilities	$8,596
Less: current portion	(656)
Lease liabilities, net of current portion	$7,940
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
In the fourth quarter of 2024, as a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance related costs of $1.2 million, which was recorded within research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominately accrued as of December 31, 2024. The Company expects the remaining balance as of June 30, 2025 will be fully extinguished by the end of December 2025.
The following table provides a roll-forward of the program termination liability as of June 30, 2025 (in thousands):

	Contract Termination	Severance-Related	Total
Balance as of January 1, 2025	$30,283	$1,199	$31,482
Cash payments	(26,406)	(1,014)	(27,420)
Reversal of charge	(2,555)	—	(2,555)
Foreign currency translation changes	329	—	329
Balance as of June 30, 2025	$1,651	$185	$1,836
9. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
Remaining shares available for future grants as of June 30, 2025 under the 2021 Stock Option and Incentive Plan (the “2021 Plan”) were 11,665,913.
Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Research and development	$4,115	$4,006	$8,272	$7,731
General and administrative	3,834	4,605	7,560	9,034
	$7,949	$8,611	$15,832	$16,765
Share-based compensation expense by award type was as follows included within the unaudited interim consolidated statements of operations and comprehensive loss: (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Stock options	$6,889	$5,775	$13,022	$11,207
Restricted share awards and units	1,060	2,836	2,810	5,558
	$7,949	$8,611	$15,832	$16,765

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2025	17,434,119	$7.77	7.4 years
Granted	4,917,140	$16.00
Exercised	(592,326)	$5.95
Forfeited	(647,096)	$11.39
Balance at June 30, 2025	21,111,837	$9.63	7.5 years	$92.6
Exercisable at June 30, 2025	12,436,207	$7.75	6.4 years	$71.3
Vested and expected to vest at June 30, 2025	21,111,837	$9.63	7.5 years	$92.6
The weighted-average grant date fair value of options granted was $11.36 per share for the six months ended June 30, 2025. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $69.2 million, which the Company expects to recognize over a weighted-average period of 3.2 years.
Based on the trading price of $13.14 per ADS, which is the closing price as of June 30, 2025, the aggregate intrinsic value of outstanding options as of June 30, 2025 was $92.6 million.
The fair value of each option was estimated on the date of grant under the Black-Scholes option pricing model using the weighted average assumptions in the table below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Expected term	6.0 years	5.9 years
Expected stock price volatility	79.2%	76.2%
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	0%	0%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Restricted Share Awards and Units
The following table summarizes ordinary share activity related to the restricted stock programs for the six months ended June 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	86,864	$20.00	1,510,077	$6.14
Granted	—	$—	108,610	$16.90
Vested	(86,864)	$20.00	(408,454)	$5.78
Forfeited	—	$—	(106,850)	$6.36
Unvested at June 30, 2025	—	$—	1,103,383	$7.31

Unrecognized compensation expense at June 30, 2025 (in thousands)	$—		$6,932
Expected weighted average recognition period	0.0 years		2.7 years
Employee Share Purchase Plan
As of June 30, 2025, no shares have been purchased or issued under the 2021 Employee Share Purchase Plan (the “ESPP”) and remaining shares reserved for the ESPP were 2,708,515.
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
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
License and other revenue	$—	$—	$15,000	$—
Less:
OX2R agonist program expenses	(32,681)	(10,300)	(52,774)	(14,952)
LockBody program expenses	(1,765)	(2,096)	(5,183)	(6,266)
Discontinued R&D program expenses	(1,192)	(16,677)	(4,109)	(28,619)
Other R&D expenses:
Personnel expenses¹	(6,077)	(4,901)	(12,379)	(10,500)
Research tax incentives	4,475	5,535	8,734	13,395
Other preclinical and clinical development expenses	(1,386)	(370)	(2,201)	(794)
General and administrative expenses¹	(8,078)	(6,560)	(16,686)	(15,569)
Share-based compensation	(7,949)	(8,611)	(15,832)	(16,765)
Interest and investment income	4,380	3,240	12,270	5,831
Interest expense	(2,884)	(2,525)	(5,761)	(5,054)
Other segment items²	3,592	154	4,618	(1,383)
Income tax expense	(778)	(705)	(2,175)	(1,186)
Consolidated net loss	$(50,343)	$(43,816)	$(76,478)	$(81,862)

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
Overview and Format of Presentation
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. We are pioneering a new class of potential therapies within our orexin receptor 2 (“OX2R”) agonist program intended to be orally administered for the treatment of excessive daytime sleepiness (“EDS”), impaired attention, cognitive deficits, and fatigue across neurological, neurodegenerative and neuropsychiatric disorders. We also have an early-stage immuno-oncology program focused on our novel LockBody® technology platform.
OX2R Agonist Program: We are developing novel, investigational, oral, highly potent and selective OX2R agonists as potential best-in-class treatments for EDS, impaired attention, cognitive deficits and fatigue in a wide spectrum of neurological, neurodegenerative and neuropsychiatric disorders. These OX2R agonists are designed to mimic the natural neuropeptide orexin (also known as ‘hypocretin’), by activating orexin receptors in the brain. The orexin system consists of two neuropeptides, orexin-A (“OXA”) and orexin-B (“OXB”) (also called hypocretin-1 and hypocretin-2) which bind to and activate the orexin receptors, Orexin Receptor-1 (“OX1R”) and Orexin Receptor-2 (“OX2R”). These receptors are abundantly expressed throughout the brain and have different distribution patterns, suggesting they have distinct physiological roles acting through different neuronal pathways. Importantly, OXA and OXB both bind to OX2R with high affinity. OX2R plays a key role in regulating wakefulness and has also been implicated in metabolism, behavioral arousal, mood and cognitive function.
ORX750: Our most advanced OX2R agonist candidate is ORX750, which is in an ongoing Phase 2a study of participants with narcolepsy type 1 (“NT1”), narcolepsy type 2 (“NT2”) and idiopathic hypersomnia (“IH”).
In May 2024, we announced the initiation of a Phase 1 first-in-human (“FIH”) clinical study of ORX750 in healthy volunteers. We disclosed initial data from the Phase 1 study in September 2024 and provided additional interim updates in November 2024 and January 2025. These data were also disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In April 2025, we presented additional data from the Phase 1 study in a poster session at the American Academy of Neurology (“AAN”) Annual Meeting. Data from the Phase 1 study enabled dose selection for the Phase 2a study of ORX750 in participants with NT1, NT2, and IH. The Phase 1 study of ORX750 remains open.
In November 2024, we announced the initiation of the Phase 2a CRYSTAL-1 clinical study to evaluate the safety, tolerability, and pharmacokinetics (“PK”) of ORX750 in participants with NT1, NT2, and IH. We expect the Phase 2a study to generate clinical data for all three indications in 2025 and enable dose selection for future registrational studies.
ORX142: ORX142 is our second OX2R agonist development candidate. ORX142 is being advanced for the treatment of select neurological and neurodegenerative disorders, as well as other potential symptoms including impaired attention, cognitive deficits and fatigue. Following clearance of our Investigational New Drug application (“IND”) from the FDA in June 2025, we initiated a Phase 1 FIH clinical trial of ORX142 with the goal of sharing clinical data in acutely sleep-deprived healthy volunteers in 2025.
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
During the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. This was a strategic decision based on the totality of clinical data from the Phase 1/2a FIH dose escalation study of LB101 in participants with advanced solid tumors. Although the LB101 Phase 1 results did not support further development of CD47 as a target effector, we continue to evaluate the LockBody platform with ongoing preclinical work.
In February 2025, we announced a license agreement providing Genmab access to our LockBody technology platform to research products against up to three targets during a multi-year research period, with option to take exclusive commercial licenses for worldwide development and commercialization of products against each selected target. Genmab is conducting all research and development activities under the agreement.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic transactions around certain product candidates, targets, geographies, or disease areas.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and investments of $404.1 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities and debt financing. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to our pipeline programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of June 30, 2025 to fund our operations into mid-2027.
Components of Results of Operations
Revenues
While we received non-recurring revenue related to out-licensing in the past and the license of the LockBody technology platform this year, our ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase significantly over the next several years due to increases in costs to conduct clinical trials for current product candidates and other clinical trials for future product candidates, costs to prepare regulatory filings for any product candidates and increases in personnel costs, including share-based compensation.
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
Interest and Investment Income and Interest Expense
Interest and investment income is primarily interest earned from the Company’s cash and cash equivalents and its investments and realized gains on sales of securities. Interest expense consists of interest costs related to the Loan and Security Agreement.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Foreign Currency Translation
Our financial statements are presented in U.S. dollars ("USD"), the reporting currency of the Company. The functional currency of Centessa Pharmaceuticals plc is USD and the functional currency of its subsidiaries is their respective local currency. Income and expenses have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their respective historical rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity as other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying unaudited interim consolidated statements of operations and comprehensive loss within other non-operating income (expense), net.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
The following table sets forth the results of operations for the three months ended June 30, 2025 and June 30, 2024 (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating expenses:
Research and development	$42,741	$32,815
General and administrative	11,912	11,165
Loss from operations	(54,653)	(43,980)
Interest and investment income	4,380	3,240
Interest expense	(2,884)	(2,525)
Other non-operating income, net	3,592	154
Loss before income tax expense	(49,565)	(43,111)
Income tax expense	778	705
Net loss	$(50,343)	$(43,816)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Programs:
OX2R agonist	$32,681	$10,300
LockBody	1,765	2,096
Discontinued programs	1,192	16,677
Non-asset specific costs:
Personnel expenses	10,192	8,907
Research tax incentives	(4,475)	(5,535)
Other preclinical and clinical development expenses	1,386	370
Research and development expenses	$42,741	$32,815
Research and development expenses for the three months ended June 30, 2025 were $42.7 million, compared with $32.8 million for the three months ended June 30, 2024. The increase in research and development expenses reflected higher development costs of $22.4 million for our OX2R agonist program, including higher clinical study costs for ORX750 as well as developmental milestones following clearance of the IND for ORX142 by the FDA and initiation of clinical trial. The higher costs of the OX2R agonist program were partially offset by lower spending on discontinued programs. Personnel expenses in the three months ended June 30, 2025 increased $1.3 million compared to the three months ended June 30, 2024, driven by higher headcount in 2025.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Personnel expenses	$6,889	$7,348
Legal and professional fees	2,776	986
Other expenses	2,247	2,831
	$11,912	$11,165
General and administrative expenses for the three months ended June 30, 2025 were $11.9 million, compared to $11.2 million for the three months ended June 30, 2024 primarily reflecting higher legal and professional fees, due in part to higher tax and public company compliance costs as well as additional intellectual property related costs. Personnel expenses in the three months ended June 30, 2025 decreased $0.5 million compared with the three months ended June 30, 2024, reflecting lower share-based compensation expense of $0.8 million partially offset by higher salaries expense from increased headcount.
Interest and Investment Income and Interest Expense
For the three months ended June 30, 2025, interest income was $4.4 million, which was up $1.1 million from the three months ended June 30, 2024, largely reflecting higher interest earned from the Company’s marketable securities due to a higher average cash, cash equivalent and investments balance versus a year ago.
Interest expense was $2.9 million in the three months ended June 30, 2025, up $0.4 million from the three months ended June 30, 2024, as a result of a higher average debt balance.
Other Non-Operating Income, net
Other non-operating income (expense), net for the three months ended June 30, 2025 was a net gain of $3.6 million, mainly reflecting foreign currency transaction gains. Other non-operating income, net for the three months ended June 30, 2024 was $0.2 million, primarily reflecting a gain from the fair value remeasurement of the note purchase agreement with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (“Note Purchase Agreement”) as of June 30, 2024, partially offset by foreign currency transaction losses.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
The following table sets forth the results of operations for the six months ended June 30, 2025 and June 30, 2024 (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
License and other revenue	$15,000	$—
Operating expenses:
Research and development	76,184	55,467
General and administrative	24,246	24,603
Loss from operations	(85,430)	(80,070)
Interest and investment income	12,270	5,831
Interest expense	(5,761)	(5,054)
Other non-operating income (expense), net	4,618	(1,383)
Loss before income tax expense	(74,303)	(80,676)
Income tax expense	2,175	1,186
Net loss	$(76,478)	$(81,862)

License and other revenue
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab A/S (“Genmab”). During the six months ended June 30, 2025, the Company recorded revenue of $15.0 million related to the upfront payment received from Genmab upon execution of the License Agreement. See Note 3 - Genmab License Agreement.
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Programs:
OX2R agonist	$52,774	$14,952
LockBody	5,183	6,266
Discontinued programs	4,109	28,619
Non-asset specific costs:
Personnel expenses	20,651	18,231
Research tax incentives	(8,734)	(13,395)
Other preclinical and clinical development expenses	2,201	794
Research and development expenses	$76,184	$55,467
Research and development expenses for the six months ended June 30, 2025 were $76.2 million, compared with $55.5 million for the six months ended June 30, 2024. The increase in research and development expenses reflected higher development costs of $37.8 million for our OX2R agonist program, a decline in research tax incentives and higher personnel expenses, partially offset by lower costs related to discontinued programs. The higher developmental costs for OX2R agonist program reflected higher clinical study costs for ORX750 as well as developmental milestones related to ORX142 as a result of FDA clearance of its IND and initiation of its Phase 1 clinical trial. Personnel expenses in the first six months of 2025 increased $2.4 million compared to the first six months ended June 30, 2024 driven by increased headcount and higher share-based compensation expense of $0.5 million.
General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Personnel expenses	$13,922	$14,755
Legal and professional fees	5,756	4,317
Other expenses	4,568	5,531
	$24,246	$24,603
General and administrative expenses for the six months ended June 30, 2025 were $24.2 million, compared to $24.6 million for the six months ended June 30, 2024 primarily reflecting higher legal and professional fees, driven in part by higher tax and public company compliance costs as well as additional IP related costs. The higher legal and professional fees were partially offset by lower personnel and other expenses in 2025, largely reflecting lower insurance costs. Personnel expenses in the first six months of 2025 decreased $0.8 million compared with the first six months of 2024, reflecting lower share-based compensation expense of $1.5 million, partially offset by higher salaries from increased headcount.
Interest and Investment Income and Interest Expense
For the six months ended June 30, 2025, interest and investment income was $12.3 million, which was up $6.4 million from the six months ended June 30, 2024, largely reflecting the recognition of unrealized gains of marketable securities as of

December 31, 2024 upon redemption in 2025 as well as higher interest earned from the Company’s fixed investments due to a higher average cash, cash equivalent and investments balance compared to the prior year period.
Interest expense was $5.8 million in the first six months of 2025, up $0.7 million from the first six months of 2024, as a result of a higher average debt balance.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net for the six months ended June 30, 2025 was a net gain of $4.6 million, primarily reflecting foreign currency transaction gains. Other expense, net for the six months ended June 30, 2024 was $1.4 million, mainly due to a $0.8 million loss related to the remeasurement of the Note Purchase Agreement at fair value as of June 30, 2024, and foreign currency transaction losses of $0.5 million.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we had cash, cash equivalents and investments of $404.1 million, of which $44.2 million was classified as cash and cash equivalents, $206.5 million was classified as short-term investments and $153.4 million was classified as long-term investments on our Consolidated Balance Sheet. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.
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
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the six months ended June 30, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million, all of which were collected during the first quarter of 2025. Since the inception of the ATM program in 2023, as of June 30, 2025, the Company has sold 4,663,354 ordinary shares, resulting in net proceeds to us of approximately $36.6 million.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash (used in) provided by:
Operating activities	$(79,698)	$(77,866)
Investing activities	(262,342)	(38,697)
Financing activities	4,691	115,806
Exchange rate effect on cash and cash equivalents	(1,630)	99
Net decrease in cash and cash equivalents	$(338,979)	$(658)
Operating Activities
During the six months ended June 30, 2025, we used $79.7 million of net cash in operating activities. This reflected a net loss of $76.5 million, adjusted by non-cash charges of $14.7 million, primarily related to share-based compensation, depreciation and amortization expenses. In addition, cash used in operating activities included net working capital outflows of approximately $20.0 million largely due to the payment of $27.4 million in program terminations costs accrued in the fourth quarter of 2024, partially offset by increased receipts of tax incentives.
During the six months ended June 30, 2024, net cash used in operating activities was $77.9 million. Cash used in operating activities reflected a net loss of $81.9 million reduced by non-cash charges of $18.0 million, which included share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, cash used in operating activities during the six months ended June 30, 2024 included net outflows of approximately $15.0 million related to paying down net payables during the period.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $262.3 million, largely reflecting the net investment of excess cash in marketable securities. During the six months ended June 30, 2024, net cash used in investing activities was $38.7 million, largely reflecting the net purchase of marketable securities.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $4.7 million, primarily reflecting the proceeds from the ATM program in the first quarter and proceeds received from employee stock option exercises, partially offset by payment of employee withholding taxes related to share-based compensation. During the six months ended June 30, 2024, net cash provided by financing activities was $115.8 million, primarily reflecting the proceeds from a share offering as well as from sales of shares under the ATM program.
Funding Requirements
In future years, we expect expenses to increase as we continue further development of our product candidates and ultimately seek marketing approval for any current and future product candidates. In addition, we will begin to incur pre-commercial preparatory activities and, if marketing approval is obtained for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, inflation may affect our use of capital resources by increasing our cost of labor, research and clinical trial expenses. Accordingly, there will be a need to obtain substantial additional funding in connection with the continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.
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
Because of the numerous risks and uncertainties associated with the research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Future funding requirements will depend on and could increase significantly as a result of many factors, including:
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
As of June 30, 2025, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2024. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commitments
As of June 30, 2025, other than what has been disclosed in Note 6 - Debt and Note 7 - Commitments and contingencies, there were no material changes to our contractual obligations and other commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
On the last business day of our second quarter in 2025, the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million. As a result, as of December 31, 2025, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 1, 2025 we had 98 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of August 1, 2025, we had 98 full-time equivalent employees who are located in different geographies across the U.S., UK and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our programs are subject to licenses of intellectual property from third parties and we expect such practice to continue in the future. These third parties have certain rights that could delay collaboration, licensing or other arrangements with another third party, and the existence of these rights may adversely impact our ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of the Company or a Centessa Subsidiary that are contained in license agreements, payments upon satisfaction of milestones, royalty payments, diligence obligations and other customary terms contained in agreements for the in-license of programs and their intellectual property.
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
•fulfill future potential payment obligations under our incentivization agreements with each Centessa Subsidiary or program, including as a result of meeting program milestones, program divestments, Company change of control, asset sale or out-licensing; and
•acquire or in-license other product candidates and technologies.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in December 2024 we entered into the Oxford Finance Loan and Security Agreement (See Note 6 – “Debt” in our 2024 Annual Report on Form 10-K for more information). In January 2023, we entered into an Open Market Sale Agreement (the “2023 Sale Agreement”) with Leerink, under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $125 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the 2023 Sale Agreement. Our Centessa Subsidiaries have used substantial funds in their research and development programs and will continue to expend significant resources to advance their programs and product candidates.
As of June 30, 2025, we had cash, cash equivalents and investments of $404.1 million. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash, cash equivalents and investments to fund its operations into mid-2027. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Certain amounts of such additional funds raised may need to be used to pay third parties in respect of obligations we owe to them including to our licensors, under Incentivization Agreements (see Contractual Obligations and Other Commitments in our 2024 Annual Report on Form 10-K) and Oxford Finance. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
On December 30, 2024 (the “Effective Date”), Centessa Pharmaceuticals Holdings, Inc., Centessa Biosciences, Inc. and Centessa Pharmaceuticals LLC (the “Borrowers,” together with the Company, the “Borrower Parties”) entered into a loan and security agreement (the “Loan and Security Agreement” or “LSA”) with Oxford Finance LLC (“Oxford”), as collateral agent and a lender, and the other lenders from time to time party thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to lend the Borrowers an aggregate principal amount of up to $200.0 million in a series of term loans (the “Term Loans”). Pursuant to the Loan and Security Agreement, the Borrowers received an initial Term Loan of $110.0 million on the Effective Date (the “Initial Term Loan”). The Borrowers have access to up to an additional $40.0 million of loan proceeds in an additional tranche which is available during the period commencing on the date of the occurrence of the Clinical Milestone (as defined in the Loan and Security Agreement) through the earlier of: (i) 90 days following the Clinical Milestone and (ii) June 30, 2028. An additional $50.0 million may be made available to the Borrowers at the Lenders’ sole discretion. The term loans are set to mature on December 1, 2029 and, following an interest-only period, will begin to amortize in equal monthly installments beginning on February 1, 2029. However, if a specified milestone is achieved on or after the first anniversary of the Effective Date, then the term loans will begin to amortize in equal monthly installments beginning on February 1, 2030, and the maturity date may be extended to December 1, 2030. The term loans accrue interest at a floating rate equal to (i) secured overnight financing rate for a one-month tenor from the website of the CME Group Benchmark Administration Limited, subject to a floor of 3.28%, plus (ii) an applicable margin of 5.00%. The Loan and Security Agreement provides for a minimum interest rate of 8.28% and a maximum interest rate of 10.50%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full at the option of the Borrowers. The Borrowers are required to pay a prepayment fee of 3.00% for prepayments of term loans made in the first year after funding of such term loans, 2.00% for prepayments of term loans made in the second year after funding of such term loans and 1.00% for prepayments thereafter. The Borrowers are also obligated to pay other customary fees for a loan facility of this size and type. Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding, accrued interest and fees related to the Company’s note purchase agreement with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC, as well as certain fees and expenses payable to Oxford. The Borrowers’ obligations under the Loan and Security Agreement are guaranteed by the Company and certain subsidiaries of the Company and will be guaranteed by the Company’s future subsidiaries, subject to certain customary limitations pursuant to the terms of the English-law Guarantee and Indemnity (the “Guarantee”). In addition, pursuant to the terms of the LSA, the Borrowers granted Oxford, as collateral agent, a first priority security interest in substantially all of the Borrowers’ assets, including intellectual property. Furthermore, pursuant to the terms of the English law debenture entered into on the Effective Date (the “Debenture”), the Company and certain of its subsidiaries granted Oxford a first priority security interest in substantially all of the Company’s and its subsidiaries’ assets, including intellectual property. The LSA contains customary affirmative and negative covenants, including covenants limiting the ability of the Borrower Parties and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, the LSA contains a minimum cash covenant commencing on October 1, 2026 and all times thereafter of: (1) 35% of the outstanding principal balance of the Term Loan; and (2) up to 80% of the outstanding principal balance of the Term Loan based on the Company’s orexin agonist program Phase 2 and Phase 3 clinical data and continued Active Development (as defined in the LSA) of its lead orexin asset programs; provided that such minimum cash covenants shall not be tested during periods when the Company’s market capitalization meets $1.0 billion. The events of default under the LSA include, among others, payment defaults, material misrepresentations, breaches of covenants, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, the occurrence of a Material Adverse Change (as defined in the LSA) and judgment defaults. The occurrence of an event of default could result in the acceleration of the Borrowers’ obligations under the LSA, the termination of the Lenders’ commitments, a 3% increase in the applicable rate of interest and the exercise by the Lender of other rights and remedies provided for under the LSA and the Debenture.
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
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, we currently have two product candidates that are in clinical development— ORX750 and ORX142. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, certain other orexin agonist programs have reported visual disturbances, drug induced liver injury (“DILI”) and other side-effects during clinical trials. There is no guarantee that ORX750 and/or ORX142 will not demonstrate the same or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750 and/or ORX142. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications. For example, SerpinPC was being developed for the treatment of hemophilia. Trials in orphan indications often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
Some of our product candidates may include biologics, some of which may have physical and chemical properties that cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA, the MHRA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
•our third-party manufacturers may be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
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
To the extent that any disruption or cybersecurity compromise, cybersecurity incident, or data breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against cybersecurity compromises, cybersecurity incidents and data breaches. Even though we have taken security measures designed to protect against cybersecurity incidents and/or data breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or cybersecurity compromises, cybersecurity incidents, or data breaches, or mitigating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause cybersecurity compromises, cybersecurity incidents, or data breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident or data breach has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of cybersecurity incidents or data breaches. Such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended.) With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Similarly, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025, now in force, further differentiates the UK’s data protection regime and could impact the adequacy finding granted to the United Kingdom by the EU Commission. An assessment by the European Commission is currently ongoing, with a decision expected by the end of 2025. These developments, along with the UK’s evolving regulatory landscape, may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA.
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
On the last business day of our second quarter in 2025, the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million. As a result, as of December 31, 2025, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an “emerging growth company” as defined in the

JOBS Act and a “smaller reporting company” as defined in the Exchange Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.
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
As of June 30, 2025, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 30.2% of our voting shares as of June 30, 2025. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell ADSs, ordinary shares, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ADSs, ordinary shares, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales, and new investors could gain rights, preferences, and privileges senior to the holders of our ADSs. Pursuant to our 2021 Plan, our management is authorized to grant share options to our employees, directors, and consultants. In September 2024, we filed a registration statement on Form

S-3ASR relating to the registration of our ordinary shares, each of which may be represented by one ADS; senior or subordinated debt securities; warrants to purchase any securities that may be sold under the prospectus; units or any combination thereof. In January 2023, we entered into an “at-the-market” offering program, which provides for the offering, issuance and sale by us of shares of our ordinary shares, represented by ADSs from time to time for aggregate gross proceeds of up to $125.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our shareholders and may cause the market price of our ADSs to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing shareholders.
As of June 30, 2025, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 11,665,913 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our ADS. Furthermore, under the Companies Act, a company’s accumulated realized profits, so far as not previously utilized by distribution or capitalization, must exceed its accumulated realized losses so far as not previously written off in a reduction or reorganization of capital duly made (on a non-consolidated basis), before dividends can be paid. In the future, were our dividend policy to change, a dividend or distribution may still be restricted from being declared and paid. In addition, under the Companies Act, a public company may only effect a buyback of shares out of distributable profits or a fresh issue of shares and cannot do so out of capital. For these reasons, any return to shareholders may therefore be limited to the appreciation of their shares, which may never occur.
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
As a public company, we incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this ; however, as of December 31, 2025, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and therefore we will cease to be a “smaller reporting company” and an “emerging growth company” as defined in the JOBS Act and will be required to implement these additional requirements, which could result in us incurring additional expenses. Shareholder activism, the current political environment, and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
The rules and regulations applicable to public companies result in substantial legal and financial compliance costs and make some activities more time-consuming and costly than would otherwise be the case. As a result of the increased disclosure and compliance obligations we will become subject to as of December 31, 2025, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
As a public company, we are required to develop and maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. In addition, once we are no longer an emerging growth company, as will be the case as of December 31, 2025, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm beginning with our Annual Report on Form 10-K for the year ending December 31, 2025.
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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
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
We do not expect to be a CFC in the current taxable year; however, it is possible that we may become a CFC in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not certain. In addition, as a result of attribution rules in the Code applicable to taxable years prior to January 1, 2026, the stock of our non-U.S. subsidiaries is attributed to our U.S. subsidiary, which results in our non-U.S. subsidiaries being treated as CFCs and could result in certain United States persons being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFCs. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. As a result of the OBBB, certain rules applicable to Ten Percent Shareholders and CFCs will change for tax years beginning on or after January 1, 2026, including new rules applicable to “foreign controlled foreign corporations” and “foreign controlled U.S. shareholders” as defined under new Code Section 951B. We cannot provide any assurances that we will assist holders of our ordinary shares or ADSs in determining whether we are treated as a CFC or whether any holder of ordinary shares or ADSs is treated as a Ten

Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
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
While we believe we were not a PFIC for 2024, it is uncertain whether we or any of our Centessa Subsidiaries were, are, or will be treated as a PFIC for U.S. federal income tax purposes for any past, current or subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Until we generate sufficient revenue from active licensing and other non-passive sources, there is a risk that we could be classified as a PFIC under the income test as our current operations generate limited amounts of non-passive income.
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
We are classified as a “transition company” under the revised scope of the Takeover Code that became effective on February 3, 2025. As a result, certain provisions of the Takeover Code may apply to any takeover attempt we may be subject to from February 3, 2025 until February 2, 2027 (the “transition period”) if we either become UK quoted or UK resident at any time during the transition period and remain so at the time of any such transaction. We believe that our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code, and therefore we are not a UK resident for the purposes of the Takeover Code, and our securities are not admitted to trading on a UK-regulated market. Accordingly, we believe that any takeover attempt we may be subject to would not be subject to the Takeover Code and, as a result, our shareholders would not be entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.

We will cease to be classified as a transition company at the end of the transition period and therefore from February 3, 2027 will no longer be subject to these transitional arrangements under the Takeover Code. Following the transition period, we will only be subject to the Takeover Code in the event that we become a UK quoted company. In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers (“Takeover Panel”), changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the United Kingdom), the Takeover Code may apply to us in the future.
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
General Risk Factors
Business interruptions resulting from the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations, changes in trade policy, including the imposition of tariffs, or similar geo-political conflicts could cause a disruption to our business activities including the development of our product candidates and the conduct of clinical trials thereby adversely impacting our business.
Geo-political conflicts including the Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs, may impact our CROs, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in the applicable countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs, elongate clinical trial timeframes and materially harm our business.
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
Not applicable.
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
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within Exhibit 101 attachments.
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

CENTESSA PHARMACEUTICALS PLC

Date: August 12, 2025	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)