Form 10-Q
period 2025-09-30
Centessa Pharmaceuticals plc
filed 2025-11-05
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had outstanding 134,447,836 ordinary shares as of October 31, 2025.

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
•We have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
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
•Our product candidates are in various stages of development, including several in discovery, preclinical, and clinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, LockBody molecules and/or the LockBody technology platform from other available treatment options including other molecules in development.
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

Summary of the Material Risks Associated with Our Business (continued)
•Preclinical and clinical development is a long and expensive process and the outcomes are uncertain, and we may terminate one or more of our current preclinical and/or clinical development programs.
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
•We have in the past and may in the future identify material weaknesses in our internal control systems over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate any material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
•our ability to identify screen, recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including the ongoing Phase 1 first-in-human clinical trial and Phase 2 clinical trial of ORX750, the Phase 1 first-in-human clinical trial of ORX142, and other orexin agonist molecules, and any other LockBody candidates;
•our ability to differentiate ORX750, ORX142, ORX489, other orexin agonist molecules and any future LockBody candidates from other treatment options;
•the development and therapeutic potential of ORX750, ORX142, ORX489 and other orexin agonist molecules, any future LockBody candidates, and the LockBody technology platform;
•our expectations relating to the ongoing Phase 1 first-in-human clinical trial and the ongoing Phase 2 clinical trial of ORX750, the Phase 1 first-in-human clinical trial of ORX142, including, in each case, the predicted timing of enrollment, the predicted efficacious doses of ORX750 and ORX142, and our ability to successfully conduct our clinical development of ORX750 and ORX142;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,811	$383,221
Short-term investments	195,403	98,956
Tax incentive receivable	49,121	43,768
Prepaid expenses and other current assets	12,340	10,464
Total current assets	307,675	536,409
Long-term investments	102,825	—
Property and equipment, net	894	744
Operating lease right-of-use assets	10,295	11,013
Deferred tax asset	25,022	26,586
Other non-current assets	1,589	2,046
Total assets	$448,300	$576,798
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,683	$7,143
Accrued expenses and other current liabilities	20,439	50,855
Total current liabilities	29,122	57,998
Long term debt	109,816	108,940
Operating lease liabilities	7,759	8,286
Other non-current liabilities	29	29
Total liabilities	146,726	175,253
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 222,480,776 shares authorized, 134,421,149 issued and outstanding at September 30, 2025: 184,469,623 shares authorized, 132,631,587 issued and outstanding at December 31, 2024	364	359
Additional paid-in capital	1,418,681	1,385,675
Accumulated other comprehensive income	2,600	4,213
Accumulated deficit	(1,120,071)	(988,702)
Total shareholders’ equity	301,574	401,545
Total liabilities and shareholders' equity	$448,300	$576,798

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
License and other revenue	$—	$—	$15,000	$—
Operating expenses:
Research and development	41,563	33,903	117,747	89,370
General and administrative	12,227	12,502	36,473	37,105
Loss from operations	(53,790)	(46,405)	(139,220)	(126,475)
Interest and investment income	3,765	3,340	16,035	9,171
Interest expense	(2,890)	(2,557)	(8,651)	(7,611)
Other non-operating income (expense), net	(1,810)	3,664	2,808	2,281
Loss before income taxes	(54,725)	(41,958)	(129,028)	(122,634)
Income tax expense	166	608	2,341	1,794
Net loss	(54,891)	(42,566)	(131,369)	(124,428)

Other comprehensive (loss) income:
Foreign currency translation adjustment	691	(412)	855	(498)
Unrealized (loss) gain on available for sale marketable securities, net of reclassification adjustment and tax	318	912	(2,468)	1,100
Other comprehensive (loss) income	1,009	500	(1,613)	602

Total comprehensive loss	$(53,882)	$(42,066)	$(132,982)	$(123,826)

Net loss per ordinary share - basic and diluted	$(0.41)	$(0.37)	$(0.98)	$(1.15)
Weighted average ordinary shares outstanding - basic and diluted	134,163,492	116,253,902	133,627,043	108,571,742

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at July 1, 2025	133,913,556	$363	$1,408,145	$1,591	$(1,065,180)	$344,919
Stock option exercises	495,143	1	3,467	—	—	3,468
Share-based compensation expense	—	—	7,194	—	—	7,194
Vesting of ordinary shares	19,664	—	—	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(7,214)	—	(125)	—	—	(125)
Foreign currency translation adjustments	—	—	—	691	—	691
Unrealized gain on available for sale securities, net of tax of $0.1 million	—	—	—	318	—	318
Net loss	—	—	—	—	(54,891)	(54,891)
Balance at September 30, 2025	134,421,149	$364	$1,418,681	$2,600	$(1,120,071)	$301,574

Balance at July 1, 2024	113,177,764	$309	$1,119,868	$1,595	$(834,807)	$286,965
Issuance of ordinary shares under share offering, net of issuance costs	17,542,372	45	242,663	—	—	242,708
Stock option exercises	751,810	2	4,662	—	—	4,664
Share-based compensation expense	—	—	8,453	—	—	8,453
Vesting of ordinary shares	292,384	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(105,227)	—	(1,587)	—	—	(1,587)
Foreign currency translation adjustments	—	—	—	(412)	—	(412)
Unrealized gain on available for sale securities, net of tax of $0.3 million	—	—	—	912	—	912
Net loss	—	—	—	—	(42,566)	(42,566)
Balance at September 30, 2024	131,659,103	$357	$1,374,058	$2,095	$(877,373)	$499,137

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545
Issuance of ordinary shares under ATM program, net of issuance costs	372,538	1	6,108	—	—	6,109
Stock option exercises	1,087,469	3	6,992	—	—	6,995
Share-based compensation expense	—	—	23,026	—	—	23,026
Vesting of ordinary shares	514,982	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(185,427)	—	(3,119)	—	—	(3,119)
Foreign currency translation adjustments	—	—	—	855	—	855
Unrealized gain on available for sale securities, net of tax of $0.1 million	—	—	—	319	—	319
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million	—	—	—	(2,787)	—	(2,787)
Net loss	—	—	—	—	(131,369)	(131,369)
Balance at September 30, 2025	134,421,149	$364	$1,418,681	$2,600	$(1,120,071)	$301,574

Balance at January 1, 2024	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offering, net of issuance costs	29,932,626	76	349,904	—	—	349,980
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	1,054,246	2	6,309	—	—	6,311
Share-based compensation expense	—	—	25,218	—	—	25,218
Vesting of ordinary shares	1,055,535	3	(3)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(408,131)	—	(4,445)	—	—	(4,445)
Foreign currency translation adjustments	—	—	—	(498)	—	(498)
Unrealized gain on available for sale securities, net of tax of $0.7 million	—	—	—	2,390	—	2,390
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.4 million	—	—	—	(1,290)	—	(1,290)
Net loss	—	—	—	—	(124,428)	(124,428)
Balance at September 30, 2024	131,659,103	$357	$1,374,058	$2,095	$(877,373)	$499,137

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(131,369)	$(124,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	23,026	25,218
Depreciation and amortization	680	712
Amortization of discount of marketable securities	(2,249)	—
Amortization of debt issuance costs and exit fee of long-term debt	876	—
Change in deferred taxes	2,276	2,255
Changes in operating assets and liabilities:
Tax incentive receivable	(3,535)	5,494
Prepaid expenses and other assets	(1,910)	5,730
Operating leases, net	191	225
Accounts payable	1,362	(4,728)
Accrued expenses and other liabilities	(27,358)	(9,963)
Other, net	—	230
Net cash used in operating activities	(138,010)	(99,255)

Cash flows from investing activities:
Purchases of investments in marketable securities	(426,049)	(140,533)
Proceeds from redemption of investments in marketable securities	226,012	146,834
Purchases of property and equipment	(360)	(34)
Net cash (used in) provided by investing activities	(200,397)	6,267

Cash flows from financing activities:
Proceeds from issuance of shares under offerings, net of issuance costs	—	349,980
Proceeds from issuance of shares under ATM program, net of issuance costs	6,109	9,655
Proceeds from option exercises	7,030	5,885
Payment of employee withholding taxes related to withheld shares for stock based compensation plans	(4,615)	(3,731)
Other, net	(396)	—
Net cash provided by financing activities	8,128	361,789
Effect of exchange rate on cash and cash equivalents	(2,131)	(1,805)
Net decrease in cash and cash equivalents	(332,410)	266,996
Cash and cash equivalents at beginning of period	383,221	128,030
Cash and cash equivalents at end of period	$50,811	$395,026
Supplemental disclosure:
Interest paid	$6,925	$7,611
Income taxes paid	$1,103	$11
Operating lease payments reducing operating lease liabilities	$1,225	$1,201

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $1.12 billion as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the nine months ended September 30, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million, all of which were collected during the first quarter of 2025. Since the inception of the ATM program in 2023, as of September 30, 2025, the Company has sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds to us of approximately $36.6 million.
The Company expects its existing cash, cash equivalents and investments as of September 30, 2025 of $349.0 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
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
The Company will remain an emerging growth company until the earliest of (i) the last day of its first fiscal year in which it has total annual gross revenues of $1.235 billion or more, (ii) the last day of its first fiscal year following the fifth anniversary of the closing of its initial public offering, (iii) the date on which it is deemed to be a “large accelerated filer,” under the rules of the SEC, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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
As of December 31, 2025, the Company will cease to be a “smaller reporting company” (“SRC”) as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company is also granted a one-year transition period before it must comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm must evaluate and report on the effectiveness of internal control over financial reporting.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of September 30, 2025 and as of December 31, 2024;
•the Company’s results of operations for the three and nine months ended September 30, 2025 and September 30, 2024; and
•the Company’s cash flows for the nine months ended September 30, 2025 and September 30, 2024.
Operating results for the Company for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2024 as reported in the 2024 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2024 filed with the SEC.
The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Investments in Marketable Securities
The Company invests its excess cash in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt securities and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.
As of September 30, 2025, investments in U.S. government Treasury and agency securities, corporate notes and commercial paper were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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
Net Loss Per Ordinary Share
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the nine months ended September 30, 2025 and September 30, 2024, as they would be anti-dilutive:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Unvested ordinary shares	—	140,454
Restricted stock units	1,035,401	1,833,984
Stock options	20,876,176	18,524,900
	21,911,577	20,499,338

New Income Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax provisions of the OBBBA include the repeal of the mandatory capitalization of research and development (“R&D”) expenditures under Internal Revenue Code Section 174, thereby reinstating full expensing of R&D costs beginning in 2025, the extension of bonus depreciation, and certain revisions to international tax regimes.
The Company recognized the income tax effects of the OBBBA in its consolidated financial statements for the quarter ended September 30, 2025, in accordance with ASC 740, Income Taxes. The enactment of the OBBBA resulted in a reduction to the Company’s income tax liability for the current fiscal year, primarily reflecting the accelerated recognition of the deferred tax asset related to previously capitalized R&D expenditures. The provisions of the OBBBA did not have a material impact on the Company’s effective tax rate for the period.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of September 30, 2025, the Company has constrained all variable consideration related to potential milestone payments associated with the License Agreement given the level of uncertainty associated with their achievement. Accordingly, no revenue relating to these milestones has been recognized.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets measured and carried at fair value (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2025
Assets
Money Market fund	$28,397	$—	$—	$28,397
U.S. Treasury and government agency securities	72,618	90,581	—	163,199
Corporate debt securities	—	110,295	—	110,295
Commercial paper	—	24,734	—	24,734
Total	$101,015	$225,610	$—	$326,625

December 31, 2024
Assets
Money Market fund	$217,515	$—	$—	$217,515
U.S. Treasury securities	171,885	—	—	171,885
Total	$389,400	$—	$—	$389,400
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s fixed income investments as of September 30, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$28,397	$—	$—	$28,397

U.S. Treasury and government agency securities, included in:
Short-term investments	$128,447	$44	$(20)	$128,471
Long-term investments	34,712	42	(26)	34,728
Total U.S. Treasury and government agency securities	$163,159	$86	$(46)	$163,199

Corporate debt securities, included in:
Short-term investments	$42,125	$75	$(2)	$42,198
Long-term investments	67,809	297	(9)	68,097
Total Corporate debt securities	$109,934	$372	$(11)	$110,295

Commercial paper, included in:
Short-term investments	$24,726	$8	$—	$24,734
Total Commercial paper	$24,726	$8	$—	$24,734

In aggregate:
Investments above with no unrealized loss	$245,157	$466	$—	$245,623
Investments above with unrealized loss	81,059	—	(57)	81,002
Total investments	$326,216	$466	$(57)	$326,625

At the end of September 30, 2025, the Company held approximately 51 debt securities, of which 15 were in a unrealized loss position as of the end of the period, with an aggregate fair value of $81.0 million. The Company has not recorded any allowance for credit losses as of September 30, 2025 as it believes the decline in fair value below amortized cost is not related to credit losses. These investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the period. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment.

5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Research and development expenses	$5,230	$6,314
Interest receivable	1,932	287
Value added tax receivable	1,160	1,528
Insurance related expenses	1,259	840
Other	2,759	1,495
	$12,340	$10,464

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Research and development expenses*	$11,235	$38,063
Personnel related expenses	5,949	9,465
Professional fees	1,356	1,782
Interest payable	850	—
Operating lease	684	602
Income tax liability	55	835
Other	310	108
	$20,439	$50,855
∗Includes accrued contract termination costs of $30.3 million as of December 31, 2024 which was fully extinguished as of September 30, 2025. See Note 8.
Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	$1,139	$768
Office furniture	724	724
Other	43	43
Property and equipment, at cost	1,906	1,535
Less: Accumulated depreciation	(1,012)	(791)
Property and equipment, net	$894	$744
The following table provides a reconciliation of changes, net of applicable income taxes, in other accumulated comprehensive income (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Foreign currency translation adjustment:
Beginning balance	$1,426	$203
Foreign currency translation adjustment during period	855	(498)
Ending balance	$2,281	$(295)

Unrealized gain on available for sale securities:
Beginning balance	$2,787	$1,290
Unrealized holding gain on available for sale securities during period, net of tax of $0.1 million in 2025 and $0.7 million in 2024	319	2,390
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million in 2025 and $0.4 million in 2024	(2,787)	(1,290)
Ending balance	$319	$2,390

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
6. Debt
Debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Loan and Security Agreement (“LSA”):
Principal amount	$110,000	$110,000
End of term charge	5,500	5,500
Unamortized debt issuance costs and unamortized end of term charge	(5,684)	(6,560)
Loan and Security Agreement (carried at amortized cost)	$109,816	$108,940
The fair value of LSA, classified as Level 2 under ASC Topic 820, Fair Value Measurement	$109,038	$109,450
Future principal payments, including the end of term charge, are as follows (in thousands):

Year ending:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	115,500
Total principal payments, including End of Term Charge	$115,500
7. Commitments and Contingencies
Commitments
As of September 30, 2025, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $11.5 million, of which the Company expects to pay $10.8 million within one year and $0.7 million over one to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are generally cancelable at any time upon less than 90 days’ prior written notice.
Leases
The following table provides balance sheet information related to leases as of September 30, 2025 (amounts in thousands):

September 30, 2025
Assets:
Operating lease, right-of-use asset	$10,295

Liabilities:
Current portion of operating lease liabilities	$684
Operating lease liabilities, net of current portion	7,759
Total operating lease liabilities	$8,443

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of September 30, 2025:

September 30, 2025
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate	11.97%
The components of the Company’s lease costs are classified on its consolidated statements of operations as follows (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	$1,498	$1,498
Variable lease cost	78	11
Short term lease cost	18	4
Sublease income	(263)	(263)
Total operating lease cost	$1,331	$1,250

Future lease payments and sublease income under non-cancelable operating leases as of September 30, 2025 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2025	$408	$89
2026	1,667	362
2027	1,700	370
2028	1,734	345
2029	1,769	—
Thereafter	5,521	—
Total	$12,799	$1,166
Less: Imputed interest	(4,356)
Present value of lease liabilities	$8,443
Less: current portion	(684)
Lease liabilities, net of current portion	$7,759
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
In the fourth quarter of 2024, as a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance related costs of $1.2 million, which was recorded within research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominately accrued as of December 31, 2024. The Company expects the remaining balance associated with employee severance-related costs will be fully extinguished by the end of December 2025.
The following table provides a roll-forward of the program termination liability as of September 30, 2025 (in thousands):

	Contract Termination	Severance-Related	Total
Balance as of January 1, 2025	$30,283	$1,199	$31,482
Cash payments	(27,186)	(1,106)	(28,292)
Reversal of charge	(3,395)	—	(3,395)
Foreign currency translation changes	298	—	298
Balance as of September 30, 2025	$—	$93	$93
9. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
Remaining shares available for future grants as of September 30, 2025 under the 2021 Stock Option and Incentive Plan (the “2021 Plan”) were 11,454,749.
Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Research and development	$3,298	$3,642	$11,570	$11,373
General and administrative	3,896	4,811	11,456	13,845
	$7,194	$8,453	$23,026	$25,218
Share-based compensation expense by award type was as follows included within the unaudited interim consolidated statements of operations and comprehensive loss: (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Stock options	$6,568	$5,722	$19,590	$16,929
Restricted share awards and units	626	2,731	3,436	8,289
	$7,194	$8,453	$23,026	$25,218

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2025	17,434,119	$7.77	7.4 years
Granted	5,387,740	$16.03
Exercised	(1,087,469)	$6.43
Forfeited	(858,214)	$10.60
Balance at September 30, 2025	20,876,176	$9.86	7.1 years	$300.5
Exercisable at September 30, 2025	12,757,975	$7.92	6.0 years	$208.3
Vested and expected to vest at September 30, 2025	20,876,176	$9.86	7.1 years	$300.5
The weighted-average grant date fair value of options granted was $11.40 per share for the nine months ended September 30, 2025. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $67.1 million, which the Company expects to recognize over a weighted-average period of 3.1 years.
The fair value of each option was estimated on the date of grant under the Black-Scholes option pricing model using the weighted average assumptions in the table below:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Expected term	6.0 years	5.9 years
Expected stock price volatility	79.5%	76.1%
Risk-free interest rate	4.3%	4.0%
Expected dividend yield	0%	0%

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Restricted Share Awards and Units
The following table summarizes ordinary share activity related to the restricted stock programs for the nine months ended September 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	86,864	$20.00	1,510,077	$6.14
Granted	—	$—	123,610	$16.45
Vested	(86,864)	$20.00	(428,118)	$5.69
Forfeited	—	$—	(170,168)	$6.28
Unvested at September 30, 2025	—	$—	1,035,401	$7.53

Unrecognized compensation expense at September 30, 2025 (in thousands)	$—		$6,115
Expected weighted average recognition period	0.0 years		2.5 years
Employee Share Purchase Plan
As of September 30, 2025, no shares have been purchased or issued under the 2021 Employee Share Purchase Plan (the “ESPP”) and remaining shares reserved for the ESPP were 2,708,515.
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
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
License and other revenue	$—	$—	$15,000	$—
Less:
OX2R agonist program expenses	(35,562)	(11,744)	(88,336)	(26,696)
LockBody program expenses	(3,441)	(2,815)	(8,624)	(9,081)
Discontinued R&D program expenses	585	(16,165)	(3,524)	(44,784)
Other R&D expenses:
Personnel expenses¹	(7,370)	(4,393)	(19,749)	(14,893)
Research tax incentives	9,321	5,500	18,055	18,895
Other preclinical and clinical development expenses	(1,798)	(644)	(3,999)	(1,438)
General and administrative expenses¹	(8,331)	(7,691)	(25,017)	(23,260)
Share-based compensation	(7,194)	(8,453)	(23,026)	(25,218)
Interest and investment income	3,765	3,340	16,035	9,171
Interest expense	(2,890)	(2,557)	(8,651)	(7,611)
Other segment items²	(1,810)	3,664	2,808	2,281
Income tax expense	(166)	(608)	(2,341)	(1,794)
Consolidated net loss	$(54,891)	$(42,566)	$(131,369)	$(124,428)

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
ORX750: Our most advanced OX2R agonist candidate is ORX750, which is currently being studied in the Phase 2a CRYSTAL-1 study. The CRYSTAL-1 study is a Phase 2a adaptive, randomized, double-blind, placebo-controlled study of ORX750 in the central disorders of hypersomnolence. The goals of the study are to demonstrate the safety and tolerability of ORX750, evaluate pharmacokinetics (PK) and pharmacodynamic (PD) measures, and identify the optimal dose(s) of ORX750 in each indication for a registrational program. For initial dose cohorts, independent cohorts with NT1, NT2, and IH patients were recruited to receive both ORX750 and placebo treatment randomized in a crossover manner (all participants received both 2 weeks of ORX750 and 2 weeks of placebo for comparison purposes and all participants served as their own control). Safety and tolerability were evaluated using standard adverse event (AE) collection, labs, ECG and vital signs. Efficacy was assessed by the change from baseline in mean sleep latency on the Maintenance of Wakefulness Test (MWT), and excessive daytime sleepiness on the Epworth Sleepiness Scale (ESS), each compared with placebo, and, for NT1 participants, by the incidence rate ratio for Weekly Cataplexy Rate (WCR) compared with placebo. After completion of each indication cohort, a new dose was selected and reviewed by the Safety Review Committee based on observed safety, tolerability, exposure and efficacy.
Following the initial dose cohorts, the study was adapted to a 4-week parallel design enrolling at least eight participants with NT1 and at least twelve participants with NT2 or IH per cohort. Under this design, participants in ongoing and future cohorts are randomized to one of two blinded treatment sequences and receive 4 weeks of treatment with either ORX750 or placebo, followed by a 2-week crossover to the other treatment. Efficacy is assessed after the initial 4-week treatment period. Following completion of CRYSTAL-1, participants may enroll into an ongoing 9-week open-label long-term extension (LTE) of ORX750 with separate cohorts for each condition.
    In November 2025, we provided an update on the Phase 2a study which included data from the initial dosing cohorts of ORX750 in NT1, NT2 and IH participants. The Phase 2a study update included a total of 55 participants with NT1, NT2 and IH who completed dosing with ORX750 in the 2-week crossover cohorts as of the September 23, 2025 data cut-off date. ORX750 was observed to be generally well-tolerated at all doses tested across each indication with all treatment-emergent adverse events (TEAEs) being transient and mild to moderate in severity. One participant discontinued from treatment due to urinary urgency in the NT2 cohort. There were no clinically meaningful changes in cardiac, visual, liver or renal function. The most common TEAEs (≥10%) across all completed NT1, NT2 and IH cohorts were pollakiuria (51%), insomnia (22%), dizziness (13%) and headache (11%).
Initial NT1 dose cohorts included 1.0 mg and 1.5 mg doses administered once daily in the randomized 2-week crossover. For NT1, ORX750 achieved:
•Statistically significant, clinically meaningful and dose-dependent improvements from baseline compared with placebo in mean sleep latency on the MWT at both doses. In the 1.5 mg cohort (n=6), ORX750 achieved a >20 minute change from baseline in mean sleep latency compared with placebo on the MWT at Week 2 (p-value =0.0026), with half the participants achieving >30 minutes in mean sleep latency on the MWT. Dose escalation is progressing with both once-daily and split-dose regimens.
•Statistically significant, clinically meaningful and dose-dependent improvements from baseline in ESS total score compared with placebo at both doses. In the 1.5 mg cohort (n=7), participants had a mean ESS total score of 5.1 with ORX750 compared to a mean ESS total score of 18.7 with placebo at Week 2 (p-value =0.0001). Participants had a mean ESS total score of 19.6 at baseline.
•Statistically significant, clinically meaningful and dose-dependent reductions in Weekly Cataplexy Rate (WCR) at both doses. In the 1.5 mg cohort (n=7), participants with ORX750 had an 87% relative reduction in WCR compared with placebo, with an estimated incidence rate ratio of 0.13 at Week 2 (p-value = 0.0025).
Initial NT2 dose cohorts included 2.0 mg and 4.0 mg doses administered once daily in the randomized 2-week crossover. For NT2, ORX750 achieved:
•Statistically significant, clinically meaningful and dose-dependent improvements from baseline compared with placebo in mean sleep latency on the MWT at both doses. In the 4.0 mg cohort (n=10), ORX750 achieved a >10 minute change from baseline in mean sleep latency compared with placebo on the MWT at Week 2 (p-value = 0.0193). Dose escalation is progressing with both once-daily and split-dose regimens.
•Statistically significant, clinically meaningful and dose-dependent improvements from baseline in ESS total score compared with placebo at both doses. In the 4.0 mg cohort (n=10), participants had a mean ESS total score of 8.1 with ORX750 compared to a mean ESS total score of 15.9 with placebo at Week 2 (p-value =0.0023). Participants had a mean ESS total score of 17.3 at baseline.
The initial IH dose cohort included a 2.0 mg dose administered once daily in the randomized 2-week crossover. At this dose (n=17), ORX750 achieved statistically significant and clinically meaningful improvements from baseline compared with placebo on multiple efficacy measures including mean sleep latency on the MWT (p-value =0.0213). Dose escalation is progressing.
We believe these data signal a potentially wide therapeutic window for ORX750 and provide strong mechanistic rationale supporting the potential to further enhance efficacy and dosing flexibility within ongoing and planned future dose-escalation cohorts in the Phase 2a study. We expect the Phase 2a study to enable dose selection for a registrational program planned for the first quarter of 2026.
In May 2024, we announced the initiation of a Phase 1 first-in-human (“FIH”) clinical study of ORX750 in healthy volunteers. We disclosed initial data from the Phase 1 study in September 2024 and provided additional interim updates in November 2024 and January 2025. These data were also disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In April 2025, we presented additional data from the Phase 1 study in a poster session at the American Academy of Neurology (“AAN”) Annual Meeting. Data from the Phase 1 study enabled dose selection for the Phase 2a study of ORX750 in participants with NT1, NT2, and IH. The Phase 1 study of ORX750 remains open, and as of November 2025, over 259 participants have been dosed with ORX750 in the Phase 1 study at doses administered with once-daily and split-dosing regimens which have enabled ongoing and planned future dose escalation in Phase 2. The AE profile was generally consistent with previously reported Phase 1 data.
ORX142: ORX142 is our second OX2R agonist development candidate. ORX142 is being advanced for undisclosed neurological and neurodegenerative indications. Following clearance of our Investigational New Drug application (“IND”) from the FDA in June 2025, we initiated a Phase 1 clinical trial of ORX142 in healthy volunteers. The Phase 1 FIH clinical study is an ongoing, randomized, placebo-controlled study designed to evaluate the safety, tolerability and PK of SAD and MAD of ORX142 in healthy adult participants. In parallel to the SAD, a placebo-controlled cross-over PD assessment is being performed in acutely sleep-deprived healthy adult participants with the goal of generating early efficacy data to inform dosing for planned patient studies.
In November 2025, we provided an update on the Phase 1 study of ORX142 which included a total of 89 healthy adult participants dosed with ORX142 as of an October 3, 2025 data cutoff date. ORX142 demonstrated a rapid onset of action, differentiated pharmacokinetics and was observed to be generally well-tolerated at all doses tested. In addition, ORX142 achieved statistically significant and dose-dependent improvements from baseline compared to placebo in mean sleep latency on the MWT at all doses tested in acutely sleep-deprived healthy participants. Based on the totality of the Phase 1 data, patient studies for undisclosed indications are planned for the first quarter of 2026.
ORX489: ORX489 is our third OX2R agonist development candidate. ORX489 is our most potent OX2R agonist to date based on preclinical studies, and is in IND-enabling studies. Subject to IND clearance, clinical studies are planned for the first quarter of 2026.
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
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and investments of $349.0 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, advancing clinical and preclinical trials, directing business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities and debt financing. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to our pipeline programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of September 30, 2025 to fund our operations into mid-2027.
Components of Results of Operations
Revenues
While we received non-recurring revenue related to out-licensing in the past (including most recently the limited out-license of the LockBody technology platform to Genmab for up to three targets earlier this year), our ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.

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
Research and Development Tax Incentives
We participate in research tax incentive programs that are granted to companies by the United Kingdom in order to encourage technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax benefit. Estimates of the amount of the benefit expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. Through December 31, 2024, we claimed relief under the Small and Medium Enterprise (“SME”) scheme. Beginning January 1, 2025, changes to the program in the UK have aligned the tax incentives earned for SME and large entities. The merged scheme provides relief for qualifying R&D expenditure. If we are loss making, a cash payment can be obtained. If we continue to meet the SME thresholds and are loss making, then a higher rate of credit or payment may be available under the new Enhanced R&D Intensive Support (ERIS). We expect eligible R&D expenditures qualifying for the credit outside of the UK will be more limited as a result of these legislative changes and we expect to recognize less R&D tax incentive payments in the United Kingdom.
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
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net consists primarily of foreign currency transaction gains and losses.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
The following table sets forth the results of operations for the three months ended September 30, 2025 and September 30, 2024 (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating expenses:
Research and development	$41,563	$33,903
General and administrative	12,227	12,502
Loss from operations	(53,790)	(46,405)
Interest and investment income	3,765	3,340
Interest expense	(2,890)	(2,557)
Other non-operating (expense) income, net	(1,810)	3,664
Loss before income tax expense	(54,725)	(41,958)
Income tax expense	166	608
Net loss	$(54,891)	$(42,566)
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Programs:
OX2R agonist	$35,562	$11,744
LockBody	3,441	2,815
Discontinued programs	(585)	16,165
Non-asset specific costs:
Personnel expenses	10,668	8,035
Research tax incentives	(9,321)	(5,500)
Other preclinical and clinical development expenses	1,798	644
Research and development expenses	$41,563	$33,903
Research and development expenses for the three months ended September 30, 2025 were $41.6 million, compared with $33.9 million for the three months ended September 30, 2024. The increase in research and development expenses reflected higher development costs of $23.8 million related to our OX2R agonist program, including higher clinical study costs for ORX750 and ORX142 as well as IND-enabling costs related to ORX489. The higher costs of the OX2R agonist program were partially offset by lower spending on discontinued programs, and an increase in research tax incentives, driven by higher qualifying research and development expenses during the quarter. Personnel expenses in the three months ended September 30, 2025 increased $2.6 million compared to the three months ended September 30, 2024, primarily driven by higher headcount in 2025.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Personnel expenses	$7,213	$7,921
Legal and professional fees	2,675	2,310
Other expenses	2,339	2,271
	$12,227	$12,502
General and administrative expenses for the three months ended September 30, 2025 were $12.2 million, compared to $12.5 million for the three months ended September 30, 2024 mainly reflecting lower personnel expenses partially offset by higher legal and professional fees, due in part to higher tax and public company compliance costs as well as additional intellectual property related costs. Personnel expenses in the three months ended September 30, 2025 decreased $0.7 million compared with the three months ended September 30, 2024, reflecting lower share-based compensation expense of $0.9 million in part due to a lower number of restricted stock unit awards outstanding. The lower costs from share-based compensation were partially offset by higher salary expense.
Interest and Investment Income and Interest Expense
For the three months ended September 30, 2025, interest and investment income was $3.8 million, which was up $0.4 million from the three months ended September 30, 2024, largely reflecting higher income earned from the Company’s investments in marketable securities due to a higher average investment balance versus a year ago.
Interest expense was $2.9 million in the three months ended September 30, 2025, up $0.3 million from the three months ended September 30, 2024, as a result of a higher average debt balance.
Other Non-Operating (Expense) Income, net
Other non-operating (expense) income, net for the three months ended September 30, 2025 was a net expense of $1.8 million, mainly reflecting foreign currency transaction losses. Other non-operating (expense) income, net for the three months ended September 30, 2024 was income of $3.7 million, primarily reflecting a gain of $0.8 million from the fair value remeasurement of the note purchase agreement with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (“Note Purchase Agreement”) as of September 30, 2024, as well as foreign currency transaction gains of $2.8 million.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
The following table sets forth the results of operations for the nine months ended September 30, 2025 and September 30, 2024 (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
License and other revenue	$15,000	$—
Operating expenses:
Research and development	117,747	89,370
General and administrative	36,473	37,105
Loss from operations	(139,220)	(126,475)
Interest and investment income	16,035	9,171
Interest expense	(8,651)	(7,611)
Other non-operating income, net	2,808	2,281
Loss before income tax expense	(129,028)	(122,634)
Income tax expense	2,341	1,794
Net loss	$(131,369)	$(124,428)
License and other revenue
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab A/S (“Genmab”). During the nine months ended September 30, 2025, the Company recorded revenue of $15.0 million related to the upfront payment received from Genmab upon execution of the License Agreement. See Note 3 - Genmab License Agreement.
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Programs:
OX2R agonist	$88,336	$26,696
LockBody	8,624	9,081
Discontinued programs	3,524	44,784
Non-asset specific costs:
Personnel expenses	31,319	26,266
Research tax incentives	(18,055)	(18,895)
Other preclinical and clinical development expenses	3,999	1,438
Research and development expenses	$117,747	$89,370
Research and development expenses for the nine months ended September 30, 2025 were $117.7 million, compared with $89.4 million for the nine months ended September 30, 2024. The increase in research and development expenses reflected higher development costs of $61.6 million for our OX2R agonist program and higher personnel expenses, partially offset by lower costs related to discontinued programs. The higher developmental costs for OX2R agonist program reflected higher clinical study costs for ORX750 and ORX142 as well as developmental milestones related to ORX142 as a result of FDA clearance of its IND and initiation of its Phase 1 clinical trial at the end of our second quarter 2025. Personnel expenses in the first nine months of 2025 increased $5.1 million compared to the first nine months ended September 30, 2024 driven by increased headcount.

General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Personnel expenses	$21,135	$22,676
Legal and professional fees	8,431	6,627
Other expenses	6,907	7,802
	$36,473	$37,105
General and administrative expenses for the nine months ended September 30, 2025 were $36.5 million, compared to $37.1 million for the nine months ended September 30, 2024 primarily reflecting lower personnel expenses and insurance costs partially offset by higher legal and professional fees, driven in part by higher tax and public company compliance costs as well as additional IP related costs. Personnel expenses in the first nine months of 2025 decreased $1.5 million compared with the first nine months of 2024, reflecting lower share-based compensation expense of $2.4 million, partially offset by higher salaries from increased headcount.
Interest and Investment Income and Interest Expense
For the nine months ended September 30, 2025, interest and investment income was $16.0 million, which was up $6.9 million from the nine months ended September 30, 2024, largely reflecting the recognition of unrealized gains of investments in marketable securities as of December 31, 2024 upon redemption in 2025 as well as higher income earned from the Company’s marketable security investments due to a higher average investment balance compared to the prior year period.
Interest expense was $8.7 million in the first nine months of 2025, up $1.0 million from the first nine months of 2024, as a result of a higher average debt balance.
Other Non-Operating Income, net
Other non-operating income, net for the nine months ended September 30, 2025 was $2.8 million, compared with other non-operating income, net of $2.3 million for the nine months ended September 30, 2024, mainly the result of foreign currency transaction gains in each period.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had cash, cash equivalents and investments of $349.0 million, of which $50.8 million was classified as cash and cash equivalents, $195.4 million was classified as short-term investments and $102.8 million was classified as long-term investments on our Consolidated Balance Sheet. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments. Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of September 30, 2025 to fund our operations into mid-2027.
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
The Company entered into a Sales Agreement, dated January 27, 2023, by and between Centessa Pharmaceuticals plc and Leerink Partners LLC (formerly SVB Securities LLC). As sales agent, Leerink Partners LLC will provide for the issuance and sale by the Company of up to $125.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the nine months ended September 30, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million, all of which were collected during the first quarter of 2025. Since the inception of the ATM program in 2023, as of September 30, 2025, the Company has sold 4,663,354 ordinary shares, resulting in net proceeds to us of approximately $36.6 million.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash (used in) provided by:
Operating activities	$(138,010)	$(99,255)
Investing activities	(200,397)	6,267
Financing activities	8,128	361,789
Exchange rate effect on cash and cash equivalents	(2,131)	(1,805)
Net (decrease) increase in cash and cash equivalents	$(332,410)	$266,996
Operating Activities
During the nine months ended September 30, 2025, we used $138.0 million of net cash in operating activities. This reflected a net loss of $131.4 million, adjusted by non-cash charges of $22.3 million, primarily related to share-based compensation, depreciation and amortization expenses. In addition, cash used in operating activities included net working capital outflows of approximately $31.3 million largely due to the payment of $28.3 million in program terminations costs accrued in the fourth quarter of 2024.
During the nine months ended September 30, 2024, net cash used in operating activities was $99.3 million. Cash used in operating activities reflected a net loss of $124.4 million reduced by non-cash charges of $25.9 million, which included share-based compensation, depreciation and amortization expense and changes in the fair value of debt. In addition, cash used in operating activities during the nine months ended September 30, 2024 included net outflows of approximately $3.2 million related to paying down net payables during the period.

Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $200.4 million, largely reflecting the net investment of excess cash in marketable securities. During the nine months ended September 30, 2024, net cash provided by investing activities was $6.3 million, largely reflecting the net redemption of investments in marketable securities in the period.
Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $8.1 million, primarily reflecting the proceeds from the ATM program in the first quarter of 2025 and proceeds received from employee stock option exercises, partially offset by payment of employee withholding taxes related to share-based compensation. During the nine months ended September 30, 2024, net cash provided by financing activities was $361.8 million, primarily reflecting the proceeds from share offerings as well as from sales of shares under the ATM program.
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
As of September 30, 2025, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2024. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this Quarterly Report on Form 10-Q.
Contractual Obligations and Other Commitments
As of September 30, 2025, other than what has been disclosed in Note 6 - Debt and Note 7 - Commitments and contingencies, there were no material changes to our contractual obligations and other commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our first fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

As of December 31, 2025, we will cease to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, we will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. We will retain our non-accelerated filer status for our filings due in the fiscal year 2026. We are also granted a one-year transition period before we must comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm must evaluate and report on the effectiveness of internal control over financial reporting.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of October 31, 2025 we had 114 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of October 31, 2025, we had 114 full-time equivalent employees who are located in different geographies across the U.S., UK, UAE and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Preclinical and clinical development is a long and expensive process and the outcomes are uncertain, and we may terminate one or more of our current preclinical and/or clinical development programs.
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We have incurred net losses since inception, and we expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
We have incurred significant net losses since inception, have not generated any revenue from product sales to date, and financed operations primarily through equity and debt financing. Centessa Pharmaceuticals plc has a limited operating history, and we expect to incur significant losses for the foreseeable future. As an organization, we have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as to building out our team. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter each financial year. In addition, inflation could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
Our business commenced operations in 2021. Our operations to date have been limited to organizing and staffing our company, business planning, developing our operating model, raising capital, acquiring our technology, identifying potential product candidates, establishing collaborations and undertaking preclinical studies and clinical trials of our most advanced product candidates. As an organization, we have not yet demonstrated a track record of completing pivotal and/or Phase 3 trials of our product candidates, obtaining marketing approvals, manufacturing a commercial-scale product or conducting sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company that is also capable of supporting commercial activities. We may not be successful in such a transition.
We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control and reliance should not be made upon the results of any quarterly or annual periods as indications of future operating performance.
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
As of September 30, 2025, we had cash, cash equivalents and investments of $349.0 million. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash, cash equivalents and investments to fund its operations into mid-2027. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
We expect to use our cash resources to fund the continued development and pre-commercialization costs of our clinical-stage product candidates; to fund continued development of the other assets in our pipeline, including designing and conducting preclinical studies and clinical trials, as well as funding discovery, manufacturing, research and development; to fund the acquisition of any drug development activities related to new programs; although we have no material agreements, commitments or understandings with respect to any in-license or acquisition, we have and plan to continue to evaluate such opportunities and engage in related discussions with other business entities from time to time; and the remainder for working capital and other general corporate purposes.
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery, preclinical, and clinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including ORX750, ORX142, ORX489 and other orexin agonist molecules, LockBody molecules and/or the LockBody technology platform, from other available treatment options including other molecules in development.
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, we currently have two product candidates that are in clinical development— ORX750 and ORX142. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, the Company and certain other orexin agonist programs have reported various side-effects including treatment emergent adverse events during clinical trials. There is no guarantee that ORX750 and/or ORX142 (or any other future product candidate) will not demonstrate such reported or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance ORX750 and/or ORX142 (or any other future product candidate). The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. For example, during the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first generation LockBody candidate. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not be able to submit Investigational New Drug applications (“INDs”) or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The results at any stage of the development process may show that a product candidate lacks the desired safety, efficacy, pharmacokinetic or other characteristics. A failure of one or more clinical trials can occur at any stage of testing. If the FDA or any other regulatory authority determines that the safety or efficacy data included in any regulatory or marketing application we submit do not warrant approval for the relevant product or product candidate, we may be required to conduct additional preclinical studies or clinical trials, which could be challenging to perform, costly and time-consuming. Even if we believe we have successfully completed testing, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indication(s) sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any failure or delay in completing such clinical trials or a failure to prove that our product candidates are safe and effective in clinical trials, could materially and adversely affect our business, financial condition, results of operations and overall growth prospects. Events that may prevent successful or timely completion of clinical development include, without limitation:
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including trials of ORX750, ORX142, ORX489, other orexin agonist molecules and any other LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs, on our business and results of operations.

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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications which often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
From time to time, we may publish interim, “top-line,” or preliminary data or report data updates from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data or data updates also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects.

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
In addition, certain of our product candidates target diseases that are life-threatening or are associated with significant co-morbidities. For example, our LockBody technology is designed to target cancers, a condition in which patients may undergo treatment with other therapies such as chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive.
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
The market opportunities for any future oncology product candidates from our LockBody platform may be relatively small since the patients who may potentially be treated with such oncology product candidates are those who are ineligible for or have failed prior treatments, and our estimates of the prevalence of our target patient populations may be inaccurate.
Cancer therapies are sometimes characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. There is no guarantee that any future oncology product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
Any projections we make regarding the number of people who have the cancers we aim to target with any future LockBody product candidates, who may have their tumors genetically sequenced, as well as the subset of such people who are eligible for a particular line of therapy and who may potentially benefit from treatment with our future oncology product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if any future oncology product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.
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
We currently rely and expect to rely in the future on the use of third parties to manufacture our product candidates. Our business could be harmed if the third-party manufacturers experience supply chain shortages, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices or deliver defective products.
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
Certain of the third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business. The active pharmaceutical ingredients (“API”) used in certain of our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations, or fail or refuse to supply us for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition. For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA or BLA (as applicable) to the FDA and/or EMA, MHRA or other applicable regulatory bodies. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers or otherwise fail or refuse to supply us for any reason. Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly and it may take a significant amount of expense to implement and execute the necessary technology transfer to, and to qualify, a new supplier. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.
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
The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third-party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such licensed patents rights may otherwise become invalid.
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
We focus our research and product development on treatments for various diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States, the European Union, the United Kingdom and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, patients may become increasingly difficult to identify and access or the rate of diagnosis may decline, all of which would adversely affect our business, financial condition, results of operations and prospects.
Further, there are several factors that could contribute to making the actual number of patients who receive our potential products less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new products or therapies in many underdeveloped markets and the approval of competing therapeutics.

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
We expect the cost of our product candidates and programs to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in the past, Centessa experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business nor did they result in material loss, if any such material system failure, accident or cybersecurity compromises, incident, or data breach were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions, as well as impact to our systems and infrastructure necessary for our business operations or necessitating that we incur significant costs to address such failure, accident or security compromises, cybersecurity incidents, or data breaches or expose us to significant liability. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be the subject of server malfunction, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. A significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
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
Our business is subject to risks associated with conducting business internationally. Our subsidiaries, suppliers, industry partners and clinical study centers are located and/or conduct business across Europe, the United States and certain other jurisdictions. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities across multiple jurisdictions. Doing business internationally involves a number of risks, including but not limited to:
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
Further, following the UK’s departure from the EU, often referred to as Brexit, the data protection obligations of the EU GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the UK GDPR by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended. With respect to international transfers, although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy finding recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Similarly, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2021, the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have as total annual gross revenue of at least $1.235 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
As of December 31, 2025, the Company will cease to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company is also granted a one-year transition period before it must comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm must evaluate and report on the effectiveness of internal control over financial reporting.
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
As of September 30, 2025, the holders of 50,034,030 ordinary shares (or ordinary shares converted to ADSs) are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 30.1% of our voting shares as of September 30, 2025. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of September 30, 2025, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 11,454,749 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
As a public company, we incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this; however, as of December 31, 2025, we will cease to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, we will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. We will retain our non-accelerated filer status for our filings due in the fiscal year 2026. We are also granted a one-year transition period before we must comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm must evaluate and report on the effectiveness of internal control over financial reporting. We will be required to implement these additional requirements, which could result in us incurring additional expenses. Shareholder activism, the current political environment, and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
The rules and regulations applicable to public companies result in substantial legal and financial compliance costs and make some activities more time-consuming and costly than would otherwise be the case. As a result of the increased disclosure and compliance obligations we will become subject to as of December 31, 2026, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
We have in the past and may in the future identify material weaknesses in our internal control systems over financial reporting that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements or fail to prevent fraud. We will need to continue to invest time and resources in the design, implementation and maintenance of internal controls.
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
We have previously identified material weaknesses in our internal control systems, which have since been remedied by management. However, management must continually evaluate the internal control environment and make enhancements to people, processes and systems which will require the investment of significant resources. There is no guarantee that new or additional material weaknesses will not be identified in the future. If material weaknesses arise in the future, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our ADSs to decline.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
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
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

CENTESSA PHARMACEUTICALS PLC

Date: November 5, 2025	By:	/s/ Saurabh Saha, M.D., Ph.D.
Name: Saurabh Saha, M.D., Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)