Form 10-K
period 2025-12-31
Centessa Pharmaceuticals plc
filed 2026-03-31
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-40445
CENTESSA PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1612294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Floor
1 Ashley Road
Altrincham
Cheshire
United Kingdom	WA14 2DT
(Address of principal executive offices)	(Zip code)
+1 (617) 468-5770
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	The Nasdaq Stock Market LLC*
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	CNTA	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant’s ordinary shares, nominal value £0.002 per share, on The Nasdaq Global Select Market on such date, was approximately $1,227,567,000.
The registrant had outstanding 154,568,531 ordinary shares as of March 17, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the Registrant’s definitive proxy statement for the annual meeting of stockholders or an amendment to this Annual Report on Form 10-K which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025.

Auditor Firm Id: 185
Auditor Name: KPMG LLP
Auditor Location: Boston, Massachusetts

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A - Risk Factors, and include, but are not limited to, the following:
•the Transaction Agreement we entered into on March 31, 2026 with Eli Lilly and Company and LDH XV Corporation, and the risks and uncertainties and potential impacts and timing relating thereto;
•We may not be successful in our efforts to build a pipeline of product candidates with commercial value.
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
•Our product candidates are in various stages of development, including several in discovery, preclinical, and clinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including cleminorexton, ORX142, ORX489 and other orexin agonist molecules from other available treatment options including other molecules in development.
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
•While we do not believe we were a “passive foreign investment company” (“PFIC”) in 2025, there is uncertainty as to whether we are or will be a PFIC in the past or in the future. If we are a PFIC, there could be material adverse U.S. federal income tax consequences to U.S. Holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“10-K”), contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-K are based upon information available to our management as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-K include, but are not limited to, statements about:
•The proposed transaction with Eli Lilly and Company is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.
•the initiation, timing, progress and results (preliminary, interim or final) of our preclinical studies and clinical trials, and our research and development programs including cleminorexton, ORX142, ORX489 and other orexin agonist molecules;
•our ability to execute our research and clinical development plans and our expectations on and the timing thereof;
•our expectations and ability to advance our pipeline and product candidates into, and successfully complete, clinical trials;
•our ability to identify screen, recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including the ongoing Phase 1 first-in-human, clinical trial and Phase 2 clinical trial of cleminorexton, the Phase 1 first-in-human clinical trial of ORX142, and other orexin agonist molecules;
•our ability to differentiate cleminorexton, ORX142, ORX489, and other orexin agonist molecules from other treatment options;
•the development and therapeutic potential of cleminorexton, ORX142, ORX489 and other orexin agonist molecules;
•our expectations relating to the ongoing Phase 1 first-in-human, clinical trial, and the Phase 2 clinical trial of cleminorexton, and the Phase 1 first-in-human clinical trials of ORX142 and ORX489, including, in each case, the predicted timing of enrollment, the predicted efficacious doses of cleminorexton, ORX142, and ORX489 and our ability to successfully conduct our clinical development of cleminorexton, ORX142, and ORX489;
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
Overview
We are a clinical-stage biotechnology company pioneering a new class of therapeutics in orexin-based neuroscience. We are developing a franchise of small molecule orexin receptor 2 (OX2R) agonists designed to address neuroscience diseases underpinned by dysregulation of wakefulness, attention, cognition, mood, and other symptoms, each grounded in the shared biology of the orexin pathway.
Our strategy is a pipeline-in-a-pathway approach: we leverage our deep understanding of the orexin pathway, differentiated structural biology and translational insights with the aim to develop and scale a franchise of novel OX2R agonists across sleep-wake disorders and other neurological, neurodegenerative and neuropsychiatric disorders with significant unmet need. We believe this pathway-centric model positions us to deliver transformational medicines, establish leadership in orexin-based neuroscience, and create durable long-term value.
Our most advanced product candidate, cleminorexton (formerly referred to as ORX750), is a novel, oral, highly potent and selective orexin receptor 2 (OX2R) agonist in late-stage clinical development for the treatment of central disorders of hypersomnolence, including narcolepsy type 1 (NT1), narcolepsy type 2 (NT2) and idiopathic hypersomnia (IH). We believe cleminorexton has best-in-class potential across all three indications, and first-in-class potential in NT2 and IH.
Supported by differentiated pharmacology, strong orexin biology, compelling translational and clinical rationale, and insights from the clinical development of cleminorexton, we are also advancing ORX142 and ORX489, our follow-up OX2R agonist candidates, for broader neuroscience indications within neurodegenerative and neuropsychiatric disorders. Our earlier stage pipeline consists of additional OX2R agonists and research efforts on differentiated pharmacology associated with activation of the orexin pathway.
The Proposed Lilly Transaction
On March 31, 2026, we entered into a Transaction Agreement (the “Transaction Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly” or “Parent”), and LDH XV Corporation, a Delaware corporation, and direct wholly owned subsidiary of Parent (“Purchaser”), pursuant to which Purchaser (and/or at Parent’s election its nominee(s)), will acquire our entire issued and to be issued share capital (including shares represented by our ADSs) pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”), for $38.00 in cash per share, without interest, plus one non-transferable contingent value right entitling the holders to receive up to three contingent cash payments of up to an aggregate of $9.00 per share, contingent upon the achievement of specified milestones set forth in the Contingent Value Rights Agreement (the “CVR Agreement”), substantially in the form attached as Annex I to the Transaction Agreement (such contingent value rights, the “CVRs” and, together with the Cash Consideration, the “Transaction Consideration”). The Transaction is expected to close in the third quarter of 2026, subject to certain customary closing conditions, including the approval of the Scheme of Arrangement by our shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. See “Note 12 – Subsequent events” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information regarding the Transaction.
Orexin Pathway
The orexin pathway (also known as the hypocretin system) is an important and well-validated target in neuroscience. The pathway is a vital neuromodulatory network originating in the hypothalamus. Orexin neurons project from the hypothalamus into multiple brain regions and release orexin (also known as hypocretin). Orexin is a key signaling neuropeptide that activates an array of downstream neurotransmitters and is implicated in numerous physiologic functions, including wakefulness, attention, cognition and mood. The orexin system consists of two orexin neuropeptides, orexin-A (OXA) and orexin-B (OXB) (also known as hypocretin-1 and hypocretin-2) which bind to and activate the orexin receptors, Orexin Receptor-1 (OX1R) and Orexin Receptor-2 (OX2R) on other neurons. These receptors are G protein-coupled receptors (GPCRs) and are abundantly expressed throughout the brain with different distribution patterns, suggesting they have distinct physiological roles acting through different neuronal pathways. Importantly, OXA and OXB both bind to OX2R with high affinity. Activation of OX1R and OX2R promotes calcium mobilization and membrane depolarization of target neurons, triggering the release of wake-promoting neurotransmitters including histamine, serotonin, acetylcholine, and dopamine and regulating wakefulness. OX2R has also been implicated in metabolism, behavioral arousal, mood and cognitive function consistent with its wide distribution in the brain.

Wakefulness
Attention
Orexin
(hypothalamus)
Cognition
Mood
Acetylcholine
(Basal forebrain)
Histamine
(Tuberomammillary nucleus)
Dopamine
(Ventral tegmental area)
Serotonin
(Raphe nuclei)
Norepinephrine
(Locus coeruleus)

Figure 1: Orexin Pathway
Sources: Pizza, F et al., J Sleep Res 2022;31(4):e13665; Toor, B et al., Front Neurol Neurosci 2021;45:38 ; Ten-Blanco, M et al., Front Neuroendo 2023;69:101066; and, Yamamoto, H et al., PLoS One, 2022;17(7):e0271901.

    We believe OX2R agonists are potentially transformative therapeutics to address the pathophysiology of central disorders of hypersomnolence, including NT1, NT2 and IH, acting as an upstream intervention that activates multiple downstream pathways essential for promoting wakefulness. For NT1 specifically, OX2R agonists have the potential to address the underlying disease pathology, with the potential to re-activate orexin receptors which remain in the brain in postsynaptic neurons even after the loss of the natural orexin peptide, to reduce excessive daytime sleepiness (EDS), cataplexy, and other common symptoms of NT1. In NT2 and IH, where there are normal orexin levels, OX2R agonists have the potential to increase orexin receptor activation to reduce EDS and other common symptoms of these conditions. In addition, given the overlap of orexin pathways onto neural circuitry governing motor function, mood, attention, and cognition, we anticipate that OX2R agonists may also have broad applicability in treating impaired attention, mood, cognitive deficits, fatigue and other symptoms across other neuroscience indications.

Our Orexin Franchise
Our wholly owned orexin franchise includes multiple small-molecule novel OX2R agonists with different chemical composition and pharmacokinetic (PK) profiles to support first- and best-in-class potential across targeted neuroscience indications, alongside research efforts on differentiated pharmacology associated with the activation of the orexin pathway.

Figure 2: Pipeline

Although OX2R agonism has long been recognized as having significant therapeutic potential, there has been a substantial gap in the development of OX2R agonists primarily as a result of the challenge in designing small molecule drugs that target the OX2R receptor. The development of a small molecule orexin agonist requires highly complex medicinal chemistry to address a number of key challenges including the design of a brain penetrant molecule with a highly potent and selective chemical structure that can mimic the precise binding and activating properties of the native peptide, which is approximately seven-fold larger in size than the average small molecule CNS drug. As a result, OX2R has historically been considered a difficult-to-drug target, and development of an effective OX2R agonist therapeutic has been significantly limited.
Our team possesses a deep understanding of the orexin pathway and has extensive capabilities across key areas of research and development with a significant focus on translational medicine, computational and structural biology, and medicinal chemistry. Through a collaboration with Nxera, we gained exclusive access to a stabilized OX2R G protein-coupled receptor (“GPCR”) protein, known as StaR, which enabled the determination of three-dimensional structures of the OX2R bound to novel orexin agonists via X-ray crystallography, Cryo-EM and Biophysical Mapping. Leveraging this proprietary structure-based drug design and our medicinal chemistry capabilities, we have overcome historic OX2R agonist development challenges.
We have discovered and are advancing multiple novel OX2R agonist candidates designed to mimic the natural neuropeptide orexin with different PK profiles. These candidates have demonstrated robust activity in preclinical efficacy models and high selectivity for OX2R. These targeted profiles, which also include duration of action and rapid onset of action among others, are intended to support first- and best-in-class potential of our OX2R agonist across selected indications.

Figure 3: Clinical stage OX2R agonist product candidate profiles

Sources: 1. Black et al., World Sleep 2023 Abstract., 2. Black et al., European Sleep Research Society 2024 Abstract. 3. Company data / presentations.

Cleminorexton: Our Lead Clinical Program for NT1, NT2 and IH

Program Overview
Cleminorexton is a potential best-in-class investigational, oral, highly selective and potent OX2R agonist in development for the treatment of NT1, NT2 and IH with first-in-class potential in NT2 and IH.
Phase 2a CRYSTAL-1 Study in Patients with NT1, NT2 and IH
The ongoing CRYSTAL-1 study is an adaptive, randomized, double-blind, placebo-controlled study of cleminorexton in patients with NT1, NT2 and IH. The goals of the study are to demonstrate the safety and tolerability of cleminorexton, evaluate PK and pharmacodynamic (PD) measures, and identify the optimal dose(s) and regimen of cleminorexton in each indication for the ongoing registrational program. For initial dose cohorts, independent cohorts with NT1, NT2, and IH participants received both cleminorexton and placebo treatment (administered once daily) randomized in a 2-week crossover design. Efficacy was assessed by the change from baseline in mean sleep latency (MSL) on the Maintenance of Wakefulness Test (MWT), and excessive daytime sleepiness on the Epworth Sleepiness Scale (ESS), each compared with placebo, and, for NT1 participants, by the incidence rate ratio for Weekly Cataplexy Rate (WCR) compared with placebo. After completion of each indication cohort, a new dose was selected and reviewed by the Safety Review Committee based on observed safety, tolerability, exposure and efficacy.
Following the initial dose cohorts, the study was adapted to a 4-week parallel design. Under this design, participants in ongoing and future cohorts are randomized to one of two blinded treatment sequences and receive 4 weeks of treatment with either cleminorexton or placebo (administered either once-daily or as a split dose) followed by a 2-week crossover to the other treatment. Efficacy is assessed after the initial 4-week parallel treatment period. Following completion of CRYSTAL-1, participants may enroll into an ongoing open-label long term extension (LTE) study of cleminorexton with separate cohorts for each condition.
2-Week Crossover Data Update:

In November 2025, we shared preliminary topline data from the completed initial dosing cohorts of cleminorexton within CRYSTAL’s 2-week crossover design for NT1, NT2 and IH (n=55) as of a September 23, 2025 data cutoff date. As of that cutoff date, cleminorexton was observed to be generally well-tolerated at all doses tested across each indication with all TEAEs being transient and mild to moderate in severity. One participant discontinued from treatment due to urinary urgency in the NT2 cohort. There were no clinically meaningful changes in cardiac, visual, liver or renal function. The most common TEAEs (≥10%) across all completed NT1, NT2 and IH cohorts were pollakiuria (51%), insomnia (22%), dizziness (13%) and headache (11%).
In NT1 participants, statistically significant, clinically meaningful and dose-dependent improvements from baseline compared with placebo were observed in mean sleep latency on the MWT and ESS scores in the 1.0 mg and 1.5 mg dose cohorts of cleminorexton administered once daily. More specifically, in the 1.5 mg cohort (n=6), cleminorexton achieved a >20-minute change from baseline in mean sleep latency compared with placebo on the MWT at Week 2 (p-value =0.0026), with half the participants achieving >30 minutes in mean sleep latency on the MWT. Also, in the 1.5 mg cohort (n=7), participants had a mean ESS total score of 5.1 with cleminorexton compared to a mean ESS total score of

18.7 with placebo at Week 2 (p-value =0.0001). Participants had a mean ESS total score of 19.6 at baseline. Cleminorexton also achieved statistically significant, clinically meaningful and dose-dependent reductions in Weekly Cataplexy Rate (WCR) at both doses. In the 1.5 mg cohort (n=7), participants with cleminorexton had an 87% relative reduction in WCR compared with placebo, with an estimated incidence rate ratio of 0.13 at Week 2 (p-value = 0.0025).
In NT2 participants, statistically significant, clinically meaningful and dose-dependent improvements from baseline compared with placebo were observed in mean sleep latency on the MWT and ESS scores in the 2.0 mg and 4.0 mg dose cohorts of cleminorexton administered once daily. More specifically, in the 4.0 mg cohort (n=10), cleminorexton achieved a >10-minute change from baseline in mean sleep latency compared with placebo on the MWT at Week 2 (p-value = 0.0193). Also, in the 4.0 mg cohort (n=10), participants had a mean ESS total score of 8.1 with cleminorexton compared to a mean ESS total score of 15.9 with placebo at Week 2 (p-value =0.0023). Participants had a mean ESS total score of 17.3 at baseline.
In IH participants, statistically significant and clinically meaningful improvements from baseline compared with placebo were observed on multiple efficacy measures including mean sleep latency on the MWT (p-value =0.0213) in the 2.0 mg dose cohort (n=17) administered once daily.
CRYSTAL-1 is ongoing.
Phase 1 Study in Healthy Volunteers
In May 2024, we announced the initiation of a Phase 1 first-in-human (FIH) clinical study of cleminorexton in healthy volunteers. The Phase 1 study is a randomized, double-blind, sponsor-open, placebo-controlled, study evaluating the safety, tolerability, PK, and PD of cleminorexton in healthy adult participants. This study incorporates a standard SAD/MAD study design, various food effect evaluations, and a PoC phase designed to demonstrate the potential efficacy of cleminorexton versus placebo following crossover dose administration in acutely sleep-deprived healthy male participants to establish a preliminary exposure-response relationship. We previously shared data from PoC cohorts that evaluated single doses of cleminorexton at 1.0, 2.5, 3.5, and 5.0 mg. The mean sleep latency on the MWT showed dose-dependent improvements and a full range of response across the evaluated doses, with the 5.0 mg dose producing MWT scores approaching the limit of the test. The Phase 1 study is ongoing and as of a January 14, 2026 data cutoff date, over 254 participants have been dosed with cleminorexton at doses administered with once-daily and split-dosing regimens which have enabled ongoing and planned future dose escalation in the Phase 2a study. The adverse event profile observed in the Phase 1 study has remained generally consistent with previously reported Phase 1 data.
Narcolepsy (NT1 and NT2) and Idiopathic Hypersomnia (IH)
Narcolepsy is a rare, lifelong, debilitating neurological disorder that affects the brain’s ability to regulate the normal sleep-wake cycle, resulting in EDS, among other symptoms. Narcolepsy symptoms usually start during adolescence or early adulthood, between 7-25 years of age, and diagnostic delays of 8-12 years are common. Narcolepsy is estimated to affect approximately 126,000 to 175,000 people in the United States (US), and over three million people worldwide; however, there are several different estimates of the size of the population based on different epidemiological methods, and calculations likely underestimate the size of the population due to diagnostic challenges. It is estimated that less than 50% of affected patients are diagnosed.
Narcolepsy is classified as two subtypes, NT1 and NT2. NT1 is caused by the T-cell-mediated destruction of orexin-producing neurons in the hypothalamus and is characterized by low levels of orexin peptides in the brain as measured in cerebrospinal fluid (CSF) (orexin A <110 pg/ml). The selective loss of these neurons is likely an autoimmune reaction to specific antigens in those individuals with a genetic predisposition. The cause of NT2 is not well understood. Some NT2 cases have been associated with partial loss of orexinergic neurons and intermediate levels of orexin in CSF, and others progress over time to a diagnosis of NT1, with the onset of cataplexy and greater loss of orexin. However, in most cases, CSF orexin levels are within the normal range.

Figure 4: Schematic representation of the orexin neurotransmitter system.

NT1 is also commonly referred to as narcolepsy with cataplexy, and NT2 is referred to as narcolepsy without cataplexy. Approximately one-third of narcolepsy patients have NT1, characterized by significant symptoms of EDS, cataplexy, disturbed nighttime sleep, with dysregulation of sleep architecture and rapid eye movement (REM) sleep-related phenomena, such as the variable occurrence of sleep paralysis, hallucinations on waking up or falling asleep, vivid dreams, and other debilitating symptoms. Approximately two-thirds of narcolepsy patients have NT2. NT2 shares many clinical similarities with NT1, however individuals with NT2 do not experience cataplexy. Cataplexy events produce muscle weakness in particular areas of the body such as the face, neck, or limbs, and can result in a partial loss of muscle tone or full body collapse. Even in the case of a full body collapse, the individual remains fully awake and aware of their surroundings but is unable to move. Cataplexy events usually resolve within several minutes, and the individual regains full control of their muscles.
NT1 and NT2 are complex neurologic disorders that are frequently accompanied by a wide range of medical and psychiatric comorbidities in addition to the sleep/wake related impairment. More than 30% of individuals with NT1 and NT2 have a comorbid mood, depression, or anxiety disorder. Cognitive effects are commonly reported and described as a constellation of symptoms that may include fatigue, brain fog, automatic behaviors, and impairments in memory, attention, and concentration. Metabolic and cardiovascular comorbidities, including diabetes and hypertension, are also prevalent in this population. The presence of these comorbidities contributes to the overall complexity of managing NT1 and NT2, as they can influence symptom presentation, treatment selection, and patient outcomes.
No approved treatment addresses the loss of orexin. Multiple medications are FDA approved to treat symptoms of narcolepsy; however, most treatment paradigms for patients with narcolepsy typically involve a polypharmacy approach due to suboptimal efficacy from monotherapies.
There are four medications approved to treat both EDS or cataplexy in narcolepsy, which are LUMRYZ™ (extended-release sodium oxybate) from Alkermes plc (“Alkermes”), WAKIX® (pitolisant) marketed by Harmony Biosciences, and XYREM® (sodium oxybate) and XYWAV® (calcium oxybate; magnesium oxybate; potassium oxybate; sodium oxybate) marketed by Jazz Pharmaceuticals plc (“Jazz”). Medications approved to treat EDS in narcolepsy include the wake promoting agents modafinil and armodafinil which are available as generics and SUNOSI® (solriamfetol) marketed by Axsome Therapeutics. Stimulant medications such as methylphenidate and amphetamine containing products have a general indication for narcolepsy, but are typically prescribed to address the symptom of EDS. Antidepressant medications are also used off label to address cataplexy.
Despite the number of available therapies, the majority of patients still report significant EDS and over half report serious side effects. The side effects, abuse potential and limited efficacy for some patients underscores the need for new therapeutic options.
IH is a rare, chronic neurological disorder affecting approximately 120,000 people in the U.S. It is characterized by severe EDS, with or without prolonged nighttime sleep, sleep inertia (prolonged difficulty waking, confusion, and irritability), daytime “brain fog” or cognitive cloudiness, and autonomic symptoms. The onset of IH symptoms typically occurs in the second decade of life, and similar to narcolepsy, significant diagnostic delays have been reported. In one study, more than 45% of individuals with IH reported living with symptoms for 10 years or longer prior to diagnosis.
The pathophysiology and underlying cause of IH remain unknown, and unlike NT1, no orexin deficiency has been observed in the CSF of individuals with IH. A rare human genetic variant associated with IH, identified in a Japanese population, produces a mutant orexin peptide with reduced signaling efficiency compared with wild‑type orexin, suggesting that orexin pathways may contribute to disease mechanisms in a subset of patients. Additional research has proposed that symptoms of IH may arise from enhanced GABAergic responsiveness, autonomic dysfunction, or circadian disruption.
As there is no cure for IH, current disease management focuses on symptom reduction rather than disease resolution. Currently, the only US FDA-approved therapy for the treatment of IH is Xywav®, a Schedule III drug with risks associated with misuse and abuse as well as adverse effects that affect patients’ tolerability. Other medications, such as modafinil, armodafinil, methylphenidate, amphetamines, pitolisant, and solriamfetol, are often used off label to manage IH symptoms, but none have received specific FDA approval for IH. While these treatments improve measures of wakefulness, many patients view these drugs as insufficient in addressing all of their symptoms, and they often have concerns about the side effects and potential risks of these therapies. Given the significant impact IH has on daily functioning, IH represents major area of unmet medical need.
Various companies are conducting research and clinical development with orexin agonists for the treatment of sleep disorders and other indications, including Takeda, Alkermes, Jazz, Harmony, and Eisai Co., Ltd.
Other Clinical Studies
Phase 1 study of ORX142 in healthy volunteers
In November 2025, we announced interim results from our ongoing first‑in‑human (“FIH”) Phase 1 study evaluating the safety, tolerability, and PK profile of ORX142 in healthy volunteers. The study includes single‑ascending and multiple‑ascending dose cohorts, as well as a placebo‑controlled, cross‑over pharmacodynamic assessment in acutely sleep‑deprived healthy adults to inform dose selection for future patient trials. As of the March 4, 2026 data cutoff, 184 healthy participants had been dosed. ORX142 demonstrated a rapid onset of action, a differentiated PK profile, and was generally well‑tolerated across all dose levels. In addition, ORX142 produced statistically significant, dose‑dependent improvements in mean sleep latency on the MWT in sleep‑deprived participants compared to placebo, supporting the mechanism’s potential to enhance wakefulness and arousal‑related performance and informing downstream clinical development decisions. These data are expected to inform dosing in patient studies for targeted indications. The study is ongoing.
Phase 1 study of ORX489 in healthy volunteers
During the first quarter of 2026, following clearance of our IND from the FDA, we initiated a Phase 1 FIH study to evaluate the safety, tolerability, and PK profile of ORX489 in healthy volunteers. The study is ongoing.
Earlier Stage Orexin Pipeline
Our earlier stage orexin pipeline includes additional OX2R agonists as well as research efforts on differentiated pharmacology associated with the activation of the orexin pathway.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic transactions around certain product candidates, targets, geographies, or disease areas.
LockBody Technology Platform
In February 2025, we announced a license agreement providing Genmab access to our proprietary LockBody technology platform to research products against up to three targets during a multi-year research period, with an option to take exclusive commercial licenses for worldwide development and commercialization of products against each selected target. See “Intellectual Property and License Agreements- Genmab License Agreement.” Our LockBody technology is designed to selectively drive potent effector function activity, such as CD3, into the tumor micro environment (“TME”) while avoiding systemic toxicity. Our LockBody technology platform is intended to allow for the development of LockBody constructs (a “LockBody”). A LockBody is designed to be a conditionally-active antibody drug with the potential to engage powerful immune pathways in diseased tissue, but not in non-diseased tissue or the periphery, where the drug’s action is often unwanted.

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
Our UK business is operated by Centessa Pharmaceuticals (UK) Limited, (“CPUK”). CPUK is a wholly owned subsidiary of Centessa Pharmaceuticals plc. CPUK was incorporated in 2020 under the laws of England and Wales with primary operations in the United Kingdom.
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
Competition
The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We face, and will continue to face, competition from companies focused on the same or similar therapeutic areas. We are currently developing therapeutics that will compete, if approved, with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware. We expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions, governmental agencies and public and private research institutions worldwide. For example, a number of multinational companies as well as biotechnology companies are developing programs for the indications that we are exploring for our orexin program, including, but not limited to, Takeda Pharmaceuticals Company Limited and Alkermes plc. Many of our competitors, either alone or through collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and recruiting patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.
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
Sales and Marketing
We intend to evaluate our commercialization strategy as we advance each product candidate through clinical development which may include building internal sales and marketing capabilities and / or, where appropriate, utilization of strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates.
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
Centessa Pharmaceuticals (UK) Limited
As of December 31, 2025, our subsidiary, Centessa Pharmaceuticals (UK) Limited (“CPUK”):
i.owned nine pending U.S. provisional patent applications, seven pending U.S. patent applications, one issued U.S. patent, and 40 pending non-U.S. patent applications in connection with its orexin program. The orexin-related patent portfolio includes claims directed to OX2R agonists and uses thereof. The issued patent, which includes composition of matter, pharmaceutical composition, and method of use claims with OX2R agonists, expires in 2042, and the pending patent applications, if issued, are expected to expire between 2041 and 2046, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
ii.owned one pending U.S. provisional applications, five pending U.S. patent applications, 45 pending non-U.S. patent applications, and two issued non-U.S. patents in connection with its LockBody® technology platform. The LockBody® technology platform patent portfolio includes composition of matter and method of treatment claims directed to CD47 agents, CD3 agents, CD28 agents and CD89 agents. Also included, are three pending U.S. patent applications, six issued U.S. patents, one pending PCT international application, 20 pending non-U.S. patent applications, and 20 issued non-U.S. patents comprising composition of matter, pharmaceutical compositions, and/or method of treatment claims directed anti-CD47 antibodies, anti-C-MET antibodies, and anti-CD3 antibodies. The issued patents are expected to expire between 2038 and 2040, and the pending patent applications, once nationalized, where applicable, and if issued, are expected to expire between 2038 and 2046, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees;
iii.owned, one pending U.S. patent application, one pending PCT international application, 14 pending non-U.S. patent applications, and two non-U.S. patents with claims directed to compositions and methods of use of the anti-BDCA2 antibodies, which it has licensed to AnaptysBio Inc. The issued patents, which include composition of matter claims, pharmaceutical composition claims, and method of use claims with the anti-BDCA2 antibody, expire in 2040, and the pending patent applications, if issued, are expected to expire between 2040 and 2044, without considering any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
In addition, CPUK owns a number of patents and patent applications related to a number of discontinued programs which are not specified above including, patents and patent applications in connection with alpha-1-antitrypsin deficiency and patents and patent applications with claims directed to composition and / or method of use of anti-LIGHT antibodies and anti-PD-L1 antibodies.
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
Under the terms of the License Agreement, Centessa received an upfront payment of $15 million, may receive option exercise fees potentially totaling up to an additional $15 million and is eligible to receive potential payouts of approximately $230 million in development, regulatory and sales milestones per product, as well as tiered royalties ranging in the mid-single digits on annual global net licensed product (“Licensed Product”) sales. Royalties are to be paid on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of (a) the expiration of the last-to-expire valid claim included in the licensed patents in such country that covers the Licensed Product; or (b) the tenth (10th) anniversary of the first commercial sale of such Licensed Product in such country; or (c) the expiration of the regulatory exclusivity periods in such country with respect to such Licensed Product, provided that such period of regulatory exclusivity would, with respect to the U.S., not exceed twelve (12) years after the first commercial sale in the U.S. and with respect to any country other than the U.S., not exceed ten (10) years after the first commercial sale in that country.
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
CPUK License Agreement with Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited) in connection with the Nxera STAR Technology for Orexin Agonism
In January 2019, Nxera Pharma UK Limited (“Nxera”) entered into a license, assignment, and research services agreement with Centessa Pharmaceuticals (Orexia) Limited (“Orexia”), which was amended and restated in 2020 (together the “Agreement”), relating to certain specific molecules and future molecules generated by using the Nxera STAR technology, with, among other criteria, the primary mode of action of an orexin agonist or orexin positive modulator (“Molecules”). Under the agreement, Nxera assigned to Orexia all of Nxera’s right, title, and interest in and to intellectual property that was already in existence and that is developed as a result of the agreement that relates solely to Molecules or products that contain Molecules (“Products”), including all rights to obtain patent or similar protection throughout the world for such intellectual property and to take any and all actions regarding past infringements of existing intellectual property. Additionally, Nxera granted to Orexia an exclusive, sublicensable (subject to certain terms) license to make, import, export, use, sell, or offer for sale, including to development, commercialization, registration, modification, enhancement, improvement, manufacturing, holding, keeping or disposing of Molecules and Products. Nxera must not by itself or through a third party (other than a single company) exploit, use or dispose of (inter alia) any product in the field of orexin agonism and orexin positive modulation for the duration of the agreement and for three years thereafter.
In consideration for the assignment and license, Orexia is to pay Nxera a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by-country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) ten years after the first commercial sale. Further, Orexia is responsible for all development costs incurred by itself or Nxera in the performance of the research program (within the confines of the research budget). Additionally, Orexia must pay Nxera, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule.
Orexia may terminate the agreement at any time following the expiration or termination of the research program. In addition, customary termination rights exist for both parties for breach and insolvency. In the event of termination, all licenses automatically terminate. The term of the agreement is until the later of: (i) the expiration of the last to expire patent within the licensed intellectual property; (ii) the expiration of the royalty term; and (iii) the fifteenth anniversary of the effective date. Upon expiration, with respect to any given Molecule, the license granted to Orexia shall become perpetual, irrevocable, and fully-paid up. In 2023, in connection with an internal reorganization, Orexia assigned the Agreement to Centessa Pharmaceuticals (UK) Limited.
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

•approval of the protocol and related documentation by an Institutional Review Board (“IRB”), or an independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the investigational product for each proposed indication;
•preparation and submission to the FDA of an NDA or BLA after completion of all pivotal trials;
•payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s identity, strength, quality and purity;
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
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
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
In the United States, the FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA makes a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA for a new molecular entity or BLA and respond to the applicant, and six months from the filing date of an original NDA for a new molecular entity or BLA that has been granted priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.
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
Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety or efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Other United States Healthcare Laws
Healthcare providers and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufacturers. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:
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
•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:
•The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025.
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
On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security, including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar MFN pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
The Inflation Reduction Act of 2022 (“IRA”) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general is not yet known we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the

Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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
Coverage and Reimbursement
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
•National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, on the basis of a potential serious risk to public health, to the assessment, SmPC, labeling, or package leaflet proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

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
Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians or other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance is generally governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been retained in the UK law by the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
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
Reform of the Regulatory Framework in the European Union
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted and are not expected to become applicable before 2028.
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
For example, the UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the now repealed Clinical Trials Directive 2001/20/EC, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025. These changes, which will take full effect from April 2026, aim to create a streamlined, risk proportionate system that accelerates approvals while maintaining robust safety standards.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency is the UK's standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules previously applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain", or GB) following Brexit, which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the "Windsor Framework" came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling, and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products intended for the UK market, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK Only”, indicating they are not for sale in the EU.
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
There is no pre-MA orphan designation (as there is in the EU) in the UK and the application for orphan designation will be reviewed by the MHRA at the time of a UK MA application. The criteria for orphan designation are the same as in the EU, except they apply to the UK only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the UK, as opposed to the EU, and the prevalence of the condition must be no more than 5 in 10,000 persons in the UK).
Personal Data Processing
The collection, use, transfer, disclosure, retention, security and other processing of personal data (including, without limitation, clinical trial data and other personal health data) (collectively, “Process” or “Processing”) may be subject to independent and overlapping data security and privacy regulatory frameworks in the various jurisdictions in which we operate. These frameworks are evolving and may impose potentially conflicting obligations. For example, in Europe, the collection and use of personal data, including health related data, is governed by the European Union’s General Data Protection Regulation (EU) 2016/679 (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the Member States of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law (“UK GDPR”), along with applicable UK data protection and privacy laws which supplement the UK GDPR (including the UK Data Protection Act 2018 and UK (Data Use and Access) Act 2025). In this Annual Report on Form 10-K, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA/UK that process personal data in connection with the offering of goods or services to data subjects in the EEA/UK or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers (such as clinical trial sponsors) of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” Processing, expanded the scope of rights data subjects can exercise, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection for personal data, like the U.S., in certain circumstances. Such transfers of personal data outside of the EEA require the use of a valid “transfer mechanism”, the carrying out of a transfer impact assessment and, in many cases, the implementation of supplementary technical, organizational and/or contractual measures. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to 20 million euros (£17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal data in certain circumstances and confers a private right of action on both data subjects and non-profit associations to lodge complaints with supervisory authorities, seek judicial remedies, and claim material and non-material damages resulting from infringement of the GDPR.
In the United States, there are a broad variety of data protection laws and regulations that may apply to our activities such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws. In California, the CCPA became effective on January 1, 2020, and was modified by the California Privacy Rights Act, which became effective on January 1, 2023. The CCPA defined personal information broadly, and created individual privacy rights and protections for California consumers (as defined in the law), placed increased privacy and security obligations on entities handling personal data of consumers or households, and provided civil penalties for violations and a private right of action for data breaches. The CCPA requires a covered business to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is a broad exception for protected health information that is subject to HIPAA, as well as clinical trial information, the CCPA may impact certain of our personal information processing activities if we become a "Business" regulated by the scope of the CCPA.
Nineteen other U.S. states have introduced comprehensive privacy and data security laws similar to the CCPA, reflecting a trend toward more stringent privacy legislation in the U.S. Further, certain states, such as Washington, have introduced laws which specifically regulate health data. Other U.S. states have introduced laws regulating special categories of personal information, such as biometric data, genetic data, and neural data. At the federal level, regulators and legislators are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. The effects of the CCPA, as well as other U.S. state and federal laws privacy and data security laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
Given the breadth and depth of changes in data protection obligations, achieving and maintaining compliance with applicable data protection laws and regulations such as the EU/UK GDPR and CCPA will require significant time, resources and expense, and we may be required to put in place new or additional mechanisms to ensure compliance with current, evolving and new data protection requirements. This may be an onerous undertaking and adversely affect our business, financial condition, results of operations and prospects.
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
Employees and Human Capital
As of December 31, 2025, we had an aggregate of 118 full-time employees. 36% of our employees have M.D. or Ph.D. degrees. Within our workforce, 86 employees are engaged in research and development and 32 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.
Our Human Capital resource objectives include assessing our work-plan needs based on our goals and selectively sourcing the market for talent based on capabilities, experiences and fit with the Centessa culture. As a company, we have identified four key values to support our company culture and objectives: Innovation, Integrity, Accountability and Collaboration. These values are part of the identification, recruitment, and onboarding of employees. Our total compensation strategy is grounded in our goal-setting process, and we believe in a performance-based system with differentiation based on outcomes. In addition to our cash compensation, which includes annual bonuses, we have an equity program which enables our Compensation Committee to allocate, at its discretion, equity to all new hires and provides the opportunity, at the discretion of the Compensation Committee, for all employees to receive equity annually. Allocation of equity is based upon performance but also considers long-term talent retention. We believe that the granting of stock-based and cash-based compensation awards drives shareholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

As a global company, we believe that much of our success is rooted in the diversity of our teams and our commitment to inclusion. Our employee population is currently 47% female and 53% male. Inclusion is supported through the frequency of town hall meetings, access to Executive “coffee chats” and purposeful team meeting designs. In addition, we support our senior leadership with ongoing training and feedback, and help them understand diversity of style and communication techniques. Employee development is supported through access to virtual and in-person learning workshops focused on goal setting, managing work/life balance, and communication techniques as well as training on core compliance models. In addition to our existing values-focused recognition platform, we have a Spot Awards program to further reinforce the values we believe make our company great.
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
Risks Related to the Transaction with Lilly
The Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Transaction could adversely affect our business and the market price of our ADSs.
On March 31, 2026, we entered into a Transaction Agreement with Lilly, and Purchaser, pursuant to which Purchaser (and/or at Parent’s election its nominee(s)) has agreed to acquire the entire issued and to be issued share capital of the Company (including shares represented by our ADSs) by means of the Scheme of Arrangement, subject to the conditions described therein. Under the Transaction Agreement, at the effective time of the Scheme of Arrangement (the “Effective Time”), all ordinary shares subject to the Scheme of Arrangement, nominal value £0.002 per share (the “Company Shares”), issued and outstanding as of the Effective Time will be acquired by Purchaser (and/or at Parent’s election its nominee(s)), and the holders of such ordinary shares as of the record time for the Scheme of Arrangement, on the terms set out in the Scheme of Arrangement, will have the right to receive, for each such share, $38.00 in cash, without interest, plus one non-transferable contingent value right entitling the holders to receive up to three contingent cash payments of up to an aggregate of $9.00 per Company Share, contingent upon the achievement of specified milestones set forth in the CVR Agreement.
The consummation of the Transaction is subject to certain customary closing conditions, including, among other things, (i) the expiration or termination of the required waiting period applicable to the consummation of the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, (ii) approval by the Company’s shareholders of the Scheme of Arrangement and the passing of the special resolution to amend the Company’s articles of association and other related matters, (iii) sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales, and (iv) the absence of any order, decree or ruling that remains in effect and enjoins, prevents, prohibits, or makes illegal the consummation of the Transaction.
Many of the conditions to consummation of the Transaction are not within our control or the control of Lilly or Purchaser, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated within the expected timeframe, or at all. Failure to complete the Transaction within the expected timeframe, or at all, could adversely affect our business and the market price of our ADSs in a number of ways, including the following:
•if the Transaction is not completed within the expected timeframe, or at all, the market price of our ADSs may change to the extent that the current market price of our ADSs reflects assumptions regarding the completion of the Transaction;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Transaction, for which we may receive little or no benefit if the Transaction is not completed. Many of these fees and costs will be payable by us even if the Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Transaction;

•failure to complete the Transaction within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Transaction Agreement.
•the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•upon termination of the Transaction Agreement by us or Lilly under specified circumstances, we would be required to pay a termination fee of approximately $63 million; and
•we could be subject to litigation related to any failure to complete the Transaction.
The announcement and pendency of our acquisition by Lilly could adversely affect our business, prospects, financial condition, and results of operations.
The announcement and pendency of the Transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Transaction:
•the diversion of significant management time and resources towards the completion of the Transaction;
•the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
•difficulties maintaining relationships with investigators, healthcare professionals, consultants, third-party payors, customers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Transaction Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Transaction; and
•litigation relating to the Transaction and the costs and distractions related thereto.
The Transaction Agreement contains provisions that could discourage a potential competing acquirer of our Company or could result in any competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Lilly a termination fee of approximately $63 million in specified circumstances, including due to the entry by the Company into a definitive agreement with respect to a Superior Proposal (as defined in the Transaction Agreement), or certain other triggering events, such as if the High Court of Justice of England and Wales declines or refuses to sanction the Scheme of Arrangement and the Company shall have communicated to the Court at the hearing to sanction the Scheme of Arrangement that the Board no longer supports the consummation of the Transaction or no longer wishes the Court to sanction the Scheme of Arrangement. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Transaction Agreement is terminated prior to the consummation of the Transaction, after such termination of the Transaction Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Transaction, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Transaction Agreement, including, in certain circumstances, after a valid termination of the Transaction Agreement in accordance with the terms thereof.
While the Transaction Agreement is in effect, we are subject to restrictions on our business activities.
The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the Transaction, generally requiring us to use commercially reasonable efforts to conduct our business and operations in all material respects in the ordinary course and to preserve intact our business organization and significant business relationships. In addition, we are subject to a variety of specified restrictions. Unless we obtain Lilly’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the

Transaction Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our ADSs outside of our equity incentive plans, repurchase our ADSs, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Transaction Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our ADSs.
Litigation against us, Lilly, or the members of the respective boards, could prevent or delay the completion of the Transaction or result in the payment of damages following completion of the Transaction.
It is a condition to the Transaction that no injunction or other order preventing the consummation of the Transaction shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that lawsuits may be filed by our shareholders and/or Lilly’s stockholders challenging the Transaction. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Transaction on the agreed-upon terms, such an injunction may delay the consummation of the Transaction in the expected timeframe, or may prevent the Transaction from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Transaction and ongoing business activities, which could adversely affect our operations.
Our shareholders may not receive any payment on the CVR and the CVR may expire valueless and our shareholders will otherwise not be able to participate in any further upside to our business if the Transaction is consummated.
If the Transaction is completed, the holders of our ordinary shares and ADSs will be entitled to receive CVRs, subject to the terms and conditions of the CVR Agreement. Each CVR will represent a contractual right to receive contingent cash payments upon the occurrence of certain milestones. There can be no assurance that the Milestones will be achieved prior to their expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to the milestones. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Lilly or any constituent party to the Transaction Agreement. Accordingly, the right of any of our shareholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless. Other than pursuant to the CVRs, our current shareholders will not receive any additional consideration if our business performs well after the closing of the Transaction and will therefore not receive any other benefit from any such future performance of our business.
Risks Related to our Business Model and Structure
We may not be successful in our efforts to build a pipeline of product candidates with commercial value.
A key element of Centessa’s strategy is to develop high conviction programs, product candidates, technologies or intellectual property to ultimately deliver transformational medicines to patients. We face significant competition in sourcing high conviction programs, product candidates, technologies or intellectual property, strategic partnerships and licensing and acquisition opportunities, and the negotiation process is time-consuming, costly and complex. We may not be successful in our efforts in building a pipeline of high conviction product candidates for the treatment of various diseases and disorders through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although our research and development efforts to date have resulted in our identification, discovery and preclinical and clinical development of certain of our product candidates, these product candidates may not be safe or effective treatments or therapies in humans, and we may not be able to develop any other product candidates. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. Our approach to drug discovery and development is evolving and may not succeed in building a pipeline of product candidates. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data in humans, including as a result of unacceptable toxicity or other characteristics that indicate that they are unlikely to receive marketing approval from the FDA, or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect the price of our ADSs.

As part of our business strategy, we may expand our product candidate pipeline through in-licenses or acquisitions of discovery or development-stage assets or programs, which entails additional risk to us. While we believe our approach offers an attractive platform for these transactions and for founder subject-matter experts and potential partners, our approach is unique and we may not be able to attract or execute transactions with founder-subject matter experts, sellers, licensors or collaborators who may choose to divest to or grant license to companies that employ more traditional licensing and collaboration approaches. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing product candidates that ultimately do not provide a return on our investment. We may terminate programs in the future if they do not meet our criteria for advancement.
A single or limited number of programs, developmental assets or product candidates may comprise a large proportion of our value.
A large proportion of our value may at any time reside in a limited number of our programs and/or developmental assets or product candidates, as we believe is currently the case in light of our focus on our orexin program. Our consolidated financial condition and prospects may be materially diminished if the clinical development or potential commercialization prospects of one of our product candidates or programs or one or more of the intellectual property rights held by us become impaired. Furthermore, a large proportion of our consolidated revenue may at any time be derived from one, or a small number of, licensed technologies, and termination or expiration of licenses to these technologies would likely have a material adverse effect on our consolidated revenue. Any material adverse impact on the value of intellectual property rights or the clinical development of product candidates or programs, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.
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
As of December 31, 2025, we had 118 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our future financial performance and our ability to commercialize any product candidates if approved for marketing will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Achieving our business strategy depends in large part on the success of our recent CEO transition.
On December 11, 2025, the Company announced that Saurabh Saha, M.D. Ph.D., was stepping down from his position as CEO and a member of the board of directors, and our board of directors had appointed the Company’s President and founder of Centessa’s Orexin Program, Mario Alberto Accardi, Ph.D, as CEO, both effective January 1, 2026. Any significant leadership change involves inherent risk and can be difficult to manage. Our new CEO is critical to executing on and achieving our business strategy, and our success depends, in large part, on the effectiveness of this transition. If our new CEO is unsuccessful at leading the Company and our management team, or is unable to successfully execute the Company’s strategy, our business may be harmed and our financial condition and results of operations may be adversely affected.
Our reliance on a small team of employees located in different geographies who provide services (including administrative, research and development, and other services) across our organization presents operational challenges that may adversely affect our business.
As of December 31, 2025, we had 118 full-time equivalent employees who are located in different geographies across the U.S., UK, UAE and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Certain of our officers, including Iqbal Hussain, our Chief Legal Officer and Gregory Weinhoff, our Chief Business Officer, are directors and/or officers of certain Centessa Subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. Dr. Weinhoff and Mr. Hussain do not receive any additional compensation for their service as directors of our Centessa Subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and an officer of Centessa owes statutory and fiduciary duties to the Centessa Subsidiary and to us, and such individual may encounter circumstances in which his or her decision or action may benefit the Centessa Subsidiary while having a detrimental impact on Centessa, or vice versa, or on another Centessa Subsidiary, including one for which he or she also serves as a director. Further, in the future, certain of our officers may serve as officers and directors of our Centessa Subsidiaries. Any such individual would need to allocate his or her time to responsibilities owed to Centessa and each of the Centessa Subsidiaries for which he or she serves as an officer or director, and would make decisions on behalf of one entity that may negatively impact others. In addition, disputes could arise between us and our Centessa Subsidiary’s partners regarding a conflict of interest or perceived conflict of interest arising from the overlap between the officers and directors of the Centessa Subsidiary and those of Centessa. These partners also may disagree with the amount and quality of resources that are devoted to the Centessa Subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.
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
We may determine that certain product candidates or programs (preclinical and/or clinical) do not have sufficient potential to warrant the continued allocation of resources toward them. Accordingly, we may elect to terminate our programs for and, in certain cases, our licenses to, such product candidates or programs. If we terminate programs in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and missed the opportunity to have allocated those resources to potentially more productive uses. In addition, program termination may result in significant additional wind-down related costs being incurred including penalties, redundancy and severance and professional fees and may expose us to additional risks including contractual breach and employment termination claims and may divert a disproportionate amount of management time. For example, in the first quarter of 2025, we discontinued the clinical development of LB101, a conditionally tetravalent PD-L1xCD47 bispecific monoclonal antibody, and first-generation LockBody candidate. We may not be able to terminate a clinical program with an ongoing clinical trial on medical and other grounds and, to the extent we are able to terminate, such termination may expose us to additional risks including regulatory risk.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, the MHRA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. For example, the FDA may require us to perform additional clinical trials of cleminorexton, beyond those we are currently planning to conduct, in order to support an NDA submission in due course. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
If the Transaction is not completed, we will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. If the Transaction is not completed, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in December 2024 we entered into the Oxford Finance Loan and Security Agreement (See Note 6 – “Debt” for more information). In November 2025, we entered into an amended and restated Open Market Sale Agreement (the “Sale Agreement”) with Leerink Partners LLC (“Leerink”), under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $250 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the Sale Agreement.
As of December 31, 2025, we had cash, cash equivalents, and investments of $577.1 million. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash, cash equivalents, and investments to fund its operations into mid-2028. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Certain amounts of such additional funds raised may need to be used to pay third parties in respect of obligations we owe to them including to our licensors, to participants under subsisting Incentivization Agreements (see Contractual Obligations and Other Commitments) and Oxford Finance. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
As part of our business model and strategy, we may acquire additional assets and/or companies. Investments in our existing and any future subsidiaries and developmental assets involve numerous risks, including, but not necessarily limited to:
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval
Our product candidates are in various stages of development, including several in discovery, preclinical, and clinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including cleminorexton, ORX142, ORX489 and other orexin agonist molecules from other available treatment options including other molecules in development.
We have no products on the market and most of the product candidates in our pipeline are in the early stages of development. For example, we currently have three product candidates that are in clinical development—cleminorexton, ORX142 and ORX489. The remainder of our programs are in preclinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug product candidates and the safety, purity, and potency or efficacy, of our biologic product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Our current or future product candidates may cause undesirable or clinically unmanageable side effects, toxicities or have other properties when used alone or in combination with other approved products or investigational new drugs that could halt their clinical development, delay or prevent their marketing approval, limit their commercial potential, result in a more restrictive label or result in significant negative consequences. Historical results of preclinical studies or clinical studies will not be fully predictive of future results in ongoing or future studies, which is particularly pertinent in the case of our orexin agonist program. For example, the Company and certain other orexin agonist programs have reported various side-effects including treatment emergent adverse events during clinical trials. There is no guarantee that cleminorexton, ORX142 and/or ORX489 (or any other future product candidate) will not demonstrate such reported or other serious and unexpected drug-related side effects which could materially and adversely impact our ability to develop and advance cleminorexton, ORX142 and/or ORX489 (or any other future product candidate). The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.
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
•failure to recruit and maintain a sufficient number of, or any, subjects in our existing and anticipated studies or clinical trials including trials of cleminorexton, ORX142, ORX489, other orexin agonist molecules and any other LockBody candidates, and failure to meet expectations on executing our research and clinical development plans and the timing thereof; or
•geopolitical or macro factors such as the ongoing Russia-Ukraine war, the Middle East conflict(s), tensions in U.S.-China relations and the impact of changes in trade policy, including the imposition of tariffs on our business and results of operations.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in such trials as well as the completion of any required follow-up periods. Some of our product candidates are designed to target orphan indications which often take longer to enroll than trials for other indications due to the smaller patient population from which subjects can be recruited. We may experience delays in any of our future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to certain modalities utilized in one or more of our product candidates, competitive clinical trials for similar patient populations, as is the case for our orexin program, or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
If we are successful in developing one or more of our product candidates, we plan to seek initial marketing approval in the United States and certain other major markets such as major countries in the EU, and the United Kingdom. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA, EMA, MHRA or other regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Regulatory agencies may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by FDA for our ongoing clinical trials of cleminorexton, and this might result in a material delay to the current planned development of cleminorexton, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to develop or commercialize cleminorexton in a timely manner or at all and consequently, our business could be substantially harmed. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate, our dosing or delivery methods.
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
The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. In addition, we face competition from other companies that have adopted business models that are similar to ours in which they establish strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties for programs, product candidates, technologies or intellectual property. We may not be able to compete effectively with such companies. See “—We may not be successful in our efforts to build a pipeline of product candidates with commercial value.”
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
Currently, certain of the product candidates in our pipeline have not yet commenced clinical trials, and are in preclinical development. We may not be able to submit INDs for our product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. The FDA may also impose restrictions or conditions on the development of our product candidates which may delay or adversely impact their planned development. For example, we might need to exceed the current maximum exposure limit set by the FDA for our ongoing clinical trials of cleminorexton, and this might result in a material delay to the current planned development of cleminorexton, or add significant additional cost, or require that we make significant adjustments including protocol changes, or we might not be successful in having the maximum exposure limit amended or removed by the FDA at all, in each case, which may materially and adversely impact our ability to conduct our cleminorexton clinical trials and/or develop or commercialize cleminorexton in a timely manner or at all and consequently, our business could be substantially harmed.
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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be marketed in that country. In some cases, the price that we intend to charge for our products, if such products obtain regulatory approval, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of our product candidates in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. We may also submit marketing applications to regulators in other jurisdictions, such as to the MHRA in the United Kingdom. Even if a product candidate is approved, the FDA, the European Commission, the MHRA and other foreign regulatory authorities, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
Cancer therapies are sometimes characterized by line of therapy (e.g., first line, second line, third line, fourth line), and the FDA often approves new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. There is no guarantee that any future oncology product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
If the FDA, the EMA, the MHRA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with the product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
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
In addition, the FDA, the EMA, the MHRA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA or other foreign regulatory authorities may require that we not distribute a lot until the relevant authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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
•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates and in some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills, knowledge or know-how to a back-up or alternate supplier, or we may be unable to transfer such skills, knowledge or know-how at all or, an original CMO may refuse to cooperate with us to enable a timely and successful transition to a new or alternate CMO;
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
Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or any other regulatory authority, result in higher costs (including resulting from batch failures) or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied. Moreover, because each of our programs have separate manufacturing processes, we will not benefit from any synergies related to manufacturing costs. We may also face logistical problems in managing different CMOs and processes for all of our Centessa Subsidiaries.
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
The commercial success of any of our product candidates, if approved, will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
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

If the market opportunities for our product candidates, if and when approved, are smaller than we believe they are, it may not be financially viable to commercialize, and if we do commercialize, our product revenues for any therapies that are approved for commercial sale may be adversely affected and our business may suffer.
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
If we are unable to establish sales, medical affairs and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, if and when approved, we may be unable to generate any product revenue.
We currently have no sales and marketing organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding our product candidates with entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all, and by entering into such collaborations we may lose control over the marketing and distribution of such product candidates in certain jurisdictions which may have a detrimental effect on the sales and marketing of such product candidates in the applicable jurisdictions and materially and adversely effect our revenues in such jurisdictions. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue.
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
We expect the cost of our product candidates and programs to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Coverage and Reimbursement” in this Annual Report on Form 10-K.
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
In addition, significant changes in leadership, personnel, and policies that have been implemented at the FDA starting in 2025, may also slow the time necessary for our product candidates to receive regulatory guidance and/or be reviewed and approved by necessary government agencies, which would adversely affect our business.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in May 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of First Republic Bank and JPMorgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. If any of our lenders, including Oxford Finance, or counterparties to any such instruments were to be placed into receivership, we may be unable to access funds under the LSA. In addition, if any of our suppliers, including CROs and CMOs, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to perform their existing or future obligations to us could be adversely affected.
Even though we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and the Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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
In the ordinary course of our business, we may store, use, process or otherwise gain access to certain sensitive information, including proprietary information, confidential information, personal data and personal health data, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We may use third-party service providers and sub-processors to help us operate our business and our partners or other third parties may have access to such sensitive information or our systems or infrastructure in conjunction with our business. We may be required to expend significant resources, at significant cost, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security compromises or incidents, including cybersecurity incidents and data breaches and to mitigate, detect, and remediate actual or potential vulnerabilities to our information technology systems as well as harm stemming from cybersecurity threats such as cybersecurity incidents and data breaches. Our internal computer systems and infrastructure (including, without limitation, any relevant sensitive information and other assets stored therein or accessible thereby) and those of our current and any future collaborators, contractors or consultants are vulnerable to damage from a variety of evolving threats, including computer viruses, bugs, malware, unauthorized access, denial-of-service attacks, service interruptions, system malfunction (such as credential stuffing), social engineering attacks (such as phishing attacks), business email compromises, ransomware attacks, user errors or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises, from inadvertent or intentional wrongful actions by insider employees, vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties. These attacks and activity are also being facilitated or enhanced by evolving technologies, including artificial intelligence.
Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in the past, Centessa experienced unauthorized access to systems through social engineering schemes. Although such past cyber-attacks did not result in material disruption to our business nor did they result in material loss, if any such material system failure, accident or cybersecurity compromises, incident, or data breach were to occur, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive information or other similar disruptions. A cyber-attack may also, impact the systems and infrastructure necessary for our business operations, expose us to significant liability and/or necessitate that we incur significant costs to address such failure, accident or security compromises, cybersecurity incidents, or data breaches. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and expose us to data breach claims. In addition, failures or significant downtime of our information technology or telecommunication systems or infrastructure or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information. We may also be subject to server malfunctions, software or hardware failures, cyber-attacks (including supply-chain cyber-attacks), loss of data or other computer assets, and other similar issues. A significant portion of our workforce works remotely, which has increased the risk to our information technology assets and data.
To the extent that any disruption or cybersecurity compromise, cybersecurity incident, or data breach were to result in a loss of, or damage to, our data systems, infrastructure, or applications, or inappropriate disclosure, access to, or use of sensitive information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Relevant laws, regulations, and industry standards, as well as contractual obligations, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against cybersecurity compromises, cybersecurity incidents and data breaches. Even though we have taken security measures designed to protect against cybersecurity incidents and/or data breaches, there can be no assurance that such security measures or those of our service providers, partners and other third parties will be effective in protecting against disruptions or cybersecurity compromises, cybersecurity incidents, or data breaches, or mitigating against the impact or the adverse consequences thereof. We may be unable to detect, anticipate, measure, prevent, or remediate threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or to cause cybersecurity compromises, cybersecurity incidents, or data breaches. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident or data breach has occurred. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Relevant laws, regulations, and industry standards, as well as contractual obligations, may also require us to notify relevant stakeholders (including affected individuals, partners, collaborators, customers, regulators, law enforcement agencies, credit reporting agencies and others) of cybersecurity incidents or data breaches. Such disclosures are costly and could also have a material adverse effect on our reputation, business, or financial condition.
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
Accordingly, we are, or may become, subject to data privacy and security laws, regulations, and industry standards as well as policies, contracts and other obligations that apply to the Processing of personal data both by us and on our behalf (collectively, “Data Protection Requirements”). If we fail, or are perceived to have failed, to address or comply with Data Protection Requirements, this could result in government enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data, orders to destroy or not use personal data, and imprisonment of company officials. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations.
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law with effect from January 2021 (“UK GDPR”), which governs the collection and use of personal data, along with applicable UK data protection and privacy laws which supplement the UK GDPR (including the UK Data Protection Act 2018 and UK (Data Use and Access) Act 2025). In this Annual Report on Form 10-K, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise.
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
However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”), now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations, may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretations and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA.
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

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons”, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
In addition, 20 U.S. states have introduced comprehensive laws to govern the privacy and security of personal information. For example, the CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provided California residents with individual data privacy rights (including the ability to opt out of certain disclosures of personal data), imposed operational requirements for covered businesses, provided for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) became operative. The amendments introduced by the CPRA, among other things, gave California residents the ability to limit use of certain sensitive personal information, further restricted the use of cross-contextual advertising, established restrictions on the retention of personal information, expanded the types of data breaches subject to the CCPA’s private right of action, provided for increased penalties for violations concerning California residents under the age of 16, established the California Privacy Protection Agency to implement and enforce the law. Although there are limited exemptions for clinical trial data and information subject to HIPAA under the CCPA, the CCPA and other similar laws could impact our business activities and commercialization, including through regulation of clinical trial participant recruitment and marketing activities.
The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States. Already, in the United States, 19 other states have implemented comprehensive privacy laws that incorporate many similar concepts of the CCPA. Such legislation, if enacted, may adds additional complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. The introduction of various U.S. state privacy laws across the country, may impact our strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health and other categories of personal information. For example, Washington state’s My Health My Data Act, effective March 31, 2024, that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, several states have passed laws that specifically regulate biometric data, genetic data, neural data, and other data elements that may be collected in the course of our business activities. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted.
In other foreign jurisdictions in which we operate or have operated (including sponsoring past, present or future clinical trials), such as, without limitation, Canada and Georgia, we may also be subject to stringent Data Protection Requirements. In Canada, for instance, Quebec’s new comprehensive data protection law recently entered into force and is expected to have far-reaching effects, and Georgia implemented, in 2024, a privacy and data protection law that broadly aligns with EU requirements. In addition, emerging trends towards data sovereignty in many countries where we operate, both in terms of legislation and commercial practice, particularly in the health sector, may impact our ability to transfer or access protected information across international borders.
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
Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, Europe began implementing its EU Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, particularly those considered as “high risk” and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
As of January 1, 2026 the Company ceased to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
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
Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.
Sales of a substantial number of ordinary shares or ADSs, and sales by our management, our directors, their affiliates, or significant shareholders, could occur at any time, and such sales could depress the market of our ADSs and could also affect our ability to raise equity capital through the sale of additional equity or equity-related securities, including ADSs, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 34.6% of our voting shares as of December 31, 2025. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell ADSs, ordinary shares, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ADSs, ordinary shares, convertible securities, or other equity securities, investors may be materially diluted by subsequent sales, and new investors could gain rights, preferences, and privileges senior to the holders of our ADSs. Pursuant to our 2021 Plan, our management is authorized to grant share options to our employees, directors, and consultants. In September 2024, we filed a registration statement on Form S-3ASR relating to the registration of our ordinary shares, each of which may be represented by one ADS; senior or subordinated debt securities; warrants to purchase any securities that may be sold under the prospectus; units or any combination thereof. In November 2025, we entered into an amended and restated “at-the-market” offering program, which provides for the offering, issuance and sale by us of shares of our ordinary shares, represented by ADSs from time to time for aggregate gross proceeds of up to $250.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our shareholders and may cause the market price of our ADSs to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing shareholders.
As of December 31, 2025, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 11,255,336 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.
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
As a public company, we incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this; however, as of January 1, 2026, we ceased to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, we will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. We will retain our non-accelerated filer status for our filings due in the fiscal year 2026. We anticipate that we will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and our independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting. We will be required to implement these additional requirements, which could result in us incurring additional expenses. Shareholder activism, the current political environment, and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Moreover, as the jury trial waiver relates to claims arising out of or relating to the ADSs or the deposit agreement, we believe that, as a matter of construction of the clause, the waiver would likely continue to apply to ADS holders who withdraw the ordinary shares from the ADS facility with respect to claims arising before the cancellation of the ADSs and the withdrawal of the ordinary shares, and the waiver would most likely not apply to ADS holders who subsequently withdraw the ordinary shares represented by ADSs from the ADS facility with respect to claims arising after the withdrawal. However, to our knowledge, there has been no case law on the applicability of the jury trial waiver to ADS holders who withdraw the ordinary shares represented by the ADSs from the ADS facility.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, “net CFC tested income” gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.
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
For taxable years of non-U.S. corporations beginning after December 31, 2025, a non-U.S. corporation will be treated as an “foreign controlled foreign corporation” (“FCFC”) if it is not a CFC and “Foreign Controlled United States Shareholders” (as defined below) collectively own, directly, indirectly through certain entities or constructively, more than 50% of the total combined voting power or total value of the corporation’s stock. Under Section 951B of the Code, any United States person (as defined in Section 957(c) of the Code) who directly, indirectly through certain entities or constructively owns 50% or more of the total combined voting power or value of all classes of stock of the non-U.S. corporation will be considered to be a “Foreign Controlled United States Shareholder”. In general, the rules described above with respect to Ten Percent Shareholders of CFCs also apply to Foreign Controlled United States Shareholders of FCFCs.
We cannot provide any assurances that we will assist holders of our ordinary shares or ADSs in determining whether we are treated as a CFC or FCFC or whether any holder of ordinary shares or ADSs is treated as a Ten Percent Shareholder or Foreign Controlled United States Shareholder with respect to any such CFC or FCFC, as applicable, or furnish to any Ten Percent Shareholders or Foreign Controlled United States Shareholder information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
U.S. Holders should consult their own tax advisors with respect to the potential material adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC or a Foreign Controlled United States Shareholder in an FCFC, including the possibility and consequences of becoming a Ten Percent Shareholder in our non-U.S. subsidiaries that are treated as CFCs or FCFCs. If we are classified as both a CFC and a PFIC (as defined below), we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.
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

While we believe we were not a PFIC for 2025, it is uncertain whether we or any of our Centessa Subsidiaries were, are, or will be treated as a PFIC for U.S. federal income tax purposes for any past, current or subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering, including in our initial public offering. Because PFIC status is based on our income, assets, and activities for the entire taxable year, our PFIC status may change from year to year. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Until we generate sufficient revenue from active licensing and other non-passive sources, there is a risk that we could be classified as a PFIC under the income test as our current operations generate limited amounts of non-passive income.
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
If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. If we determine that we are a PFIC, to the extent appropriate, we currently expect that we will cause any lower-tier PFIC that we control to provide to a U.S. Holder the information necessary for U.S. Holders to make or maintain a QEF election with respect to the lower-tier PFIC. However, in the future, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance that we will be able to cause the lower-tier PFIC to provide such required information. A mark-to-market election generally would not be available with respect to such lower-tier PFIC. U.S. Holders are urged to consult their tax advisors regarding the tax issues raised by lower-tier PFICs.
U.S. Holders should consult their own tax advisors with respect to the potential material adverse U.S. tax consequences if we or any of our Centessa Subsidiaries are or were to become a PFIC.
Future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders.
We conduct business globally. The tax treatment of the company or any of the group companies is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as international tax policy initiatives and reforms including those related to the Organisation for Economic Co-Operation and Development’s (“OECD”), Base Erosion and Profit Shifting (“BEPS”), Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
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
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, either pursuant to an ordinary resolution or as set out in the articles of association. This authorization must state the aggregate nominal amount of shares that it covers, can be valid up to a maximum period of five years and can be varied, renewed or revoked by shareholders. Such authority from our shareholders to allot additional shares for a period of five years from 2025 was included in the ordinary resolution passed by our shareholders on June 20, 2025, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included as a special resolution passed by our shareholders on June 20, 2025, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, high inflation and trade wars, including the imposition of tariffs, may cause our cost of doing business to materially increase and may adversely impact our ability to operate or may adversely impact other parties upon whom we rely for research and development capabilities to operate. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We recognize the importance of developing, implementing, and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity, privacy, and availability of our data. We have implemented and integrated into our broader risk management framework a cybersecurity risk management program designed to promote a company-wide culture of cybersecurity risk awareness and management. Our cybersecurity risk management program includes a number of components, including periodic system audits and ongoing monitoring of critical risks from cybersecurity threats supported by third-party providers and technologies as well as automated tools. This process is designed to evaluate, assess, identify, and manage cyber risks in alignment with our business objectives and operational needs. In support of those efforts, we leverage a managed service provider (“MSP”) including a 24x7 Security Operations Center (SOC) and also engage with other third-party providers, consultants, and auditors to support our cyber risk management program, including periodic engagement of third parties to conduct security assessments and testing related to our computer systems. We have a process to implement mitigation plans to monitor, respond, and address identified cybersecurity events and incidents. Additionally, we have implemented an end-user education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts and emerging threats associated with artificial intelligence (AI), such as AI-driven social engineering and automated attack techniques. We have implemented a process for this training to be included during the end-user onboarding process and at least annually thereafter.
We rely on our vendor network to enable the performance of core research and development activities, including clinical trials. As part of our cybersecurity risk management program, we therefore maintain processes to, prior to onboarding and periodically thereafter, assess and review vendor standards and compliance with industry best practices around cybersecurity, incident management, and personal data processing, as applicable. Additionally, as appropriate, we include security requirements in vendor contracts.
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
Day-to-day responsibility for assessing, monitoring, and managing our cybersecurity risk management program rests with our IT Department, supported by broader MSP’s service team, and members of our finance and legal teams as appropriate, and our Head of Compliance on cyber matters. Our Head of Compliance oversees our risk management governance and works with our IT Department and other functions, as appropriate, on the mitigation and management of identified cyber risks. The IT Department, supported by broader MSP’s service team executes the cybersecurity strategy. The IT Department and Head of Compliance report periodically to the Chief Legal Officer as well as to our Governance, Risk Management, and Compliance Committee (“GRC Committee”) on cyber matters. Our GRC Committee is responsible for monitoring and overseeing our overall enterprise risk management process, including assessing, identifying, and managing cybersecurity related risks as part of its annual assessment of critical risks facing the Company.

On at least an annual basis, management provides an update to the Audit Committee regarding critical cybersecurity risks and ongoing cybersecurity initiatives and strategies. We have implemented a process for significant cybersecurity matters and strategic risk management decisions related to cyber risks to be escalated to the GRC Committee and/or the Audit Committee, as appropriate.
Item 2. Properties
Our UK corporate registered office is 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, United Kingdom WA14 2DT. On February 7, 2022, we entered into a 10-year lease for approximately 18,922 square feet of office space in Boston, Massachusetts. After a build out of the space, the Boston Lease commenced on March 31, 2023. On October 11, 2023, the

Company entered into a five-year agreement to sublet 4,242 square feet of the Boston Lease, which may be extended at subtenant’s option. The Boston leased premises serve as our U.S. corporate registered office. We continue to operate in a hybrid working model, combining in-person working and remote working.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
    Our American Depositary Shares (“ADSs”), which represent an ordinary share in Centessa, are listed on The NASDAQ Global Select Market under the symbol CNTA. As of March 17, 2026, there were approximately four registered holders of record of Centessa’s ordinary shares, which include shares of record held by banks, brokers, and other financial institutions on behalf of beneficial owners. The transfer agent of our ADSs is Citibank Shareholder Services, whose telephone numbers are U.S. Toll Free: 1 (877) 248-4237 & International Tel: 1 (781) 575-4555.
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
Overview
We are a clinical-stage biotechnology company pioneering a new class of therapeutics in orexin-based neuroscience. We are developing a franchise of small molecule orexin receptor 2 (OX2R) agonists designed to address neuroscience diseases underpinned by dysregulation of wakefulness, attention, cognition, mood, and other symptoms, each grounded in the shared biology of the orexin pathway. Our OX2R agonist pipeline includes cleminorexton, our most advanced OX2R agonist development candidate, ORX142, ORX489, and other OX2R agonists in preclinical development, and research efforts on differentiated pharmacology associated with the activation of the orexin system. We also have an early-stage immuno-oncology program focused on our novel LockBody® technology platform.
We own worldwide rights to all of our pipeline programs and may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas.
The Proposed Lilly Transaction
On March 31, 2026, we entered into a Transaction Agreement with Lilly and Purchaser, pursuant to which Purchaser (and/or at Parent’s election its nominee(s)), will acquire our entire issued and to be issued share capital (including shares represented by our ADSs) pursuant to the Scheme of Arrangement, for $38.00 in cash, without interest, plus one non-transferable contingent value right entitling the holders to receive up to three contingent cash payments of up to an aggregate of $9.00 per Company Share, contingent upon the achievement of specified milestones set forth in the CVR Agreement. The Transaction is expected to close in the third quarter of 2026, subject to certain customary closing conditions, including the approval of the Scheme of Arrangement by our shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. See “Note 12 – Subsequent events” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information regarding the Transaction.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents, and investments of $577.1 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, in our clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities and debt. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to the portfolio of programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents, and investments as of December 31, 2025 of $577.1 million, to fund our planned operations into mid-2028.
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
•expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility costs, including rent, utilities, maintenance.
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
Other Non-Operating Expenses, net
Other non-operating expenses, net, consisted primarily of foreign currency transaction gains and losses.
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

Results of Operations

Comparison of the years ended December 31, 2025 and December 31, 2024:
The following table sets forth the results of operations for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
License and other revenues	$15,000	$—
Operating expenses:
Research and development	172,224	150,244
General and administrative	50,468	50,811
Loss from operations	(207,692)	(201,055)
Interest income	20,527	14,016
Interest expense	(11,459)	(10,090)
Loss on extinguishment of debt	—	(34,097)
Other non-operating income (expenses), net	2,911	(1,687)
Loss before income taxes	(195,713)	(232,913)
Income tax expense	1,819	2,844
Net loss	$(197,532)	$(235,757)
License and Other Revenues
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab. During the twelve months ended December 31, 2025, the Company recorded revenue of $15.0 million related to a $15.0 million up front payment received from Genmab upon execution of the License Agreement. See Note 3 -Revenue Recognition.

Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Development programs:
cleminorexton[1]	$78,479	$31,876
Other Orexin program expenses[1]	50,969	9,567
LockBody technology platform expenses	11,970	10,886
Discontinued programs	3,698	90,261
Non-program specific costs:
Personnel expenses	45,517	36,447
Research tax incentives	(22,669)	(30,942)
Other internal R&D expenses	4,260	2,149
	$172,224	$150,244
[1] Beginning December 31, 2025, expenses related to the cleminorexton trial have been identified as significant segment expenses. The expenses for this trial have been recast for periods prior to December 31, 2025. These amounts were previously combined and disclosed under “OX2R agonist” for the year ended December 31, 2024.

Research and development expenses for the years ended December 31, 2025 and December 31, 2024 were $172.2 million and $150.2 million, respectively. The increase in research and development expenses reflected higher development costs of $88.0 million for the Orexin programs and higher personnel expenses, partially offset by lower costs related to discontinued programs. Specifically, the cleminorexton program increased $46.6 million due to higher clinical study costs associated with the Phase 2a and LTE clinical trials which were initiated in 2025. Other Orexin programs increased by $41.4 million due to higher clinical study costs for ORX142 as well as developmental milestones related to ORX142, as a result of FDA clearance of its IND, initiation of its Phase 1 clinical trial and initiation of the proof of concept study. Personnel expenses increased $9.1 million driven by increased headcount during the year. These increases were offset by $86.6 million in decreases related to discontinued programs, specifically related the termination of the SerpinPC in November 2024.
General and Administrative Expense
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Personnel expenses	$29,386	$30,897
Legal and professional fees	11,450	9,518
Other expenses	9,632	10,396
	$50,468	$50,811
General and administrative expenses for the years ended December 31, 2025 and December 31, 2024 were $50.5 million and $50.8 million, respectively, primarily reflecting lower personnel expenses and insurance costs. Personnel expenses decreased $1.5 million, reflecting lower share-based compensation expense of $3.3 million, partially offset by higher salaries from increased headcount. This decrease was offset by a $1.9 million increase in legal and professional fees, driven in part by higher tax and public company compliance costs as well as additional IP related costs.

Interest Income and Interest Expense
For the year ended December 31, 2025, interest income was $20.5 million, which increased $6.5 million from the year ended December 31, 2024, largely reflecting the recognition of unrealized gains of investments in marketable securities as of December 31, 2024 upon redemption in 2025 as well as higher income earned from the Company’s marketable security investments due to a higher average investment balance compared to the prior year period.
Interest expense was $11.5 million for the year ended December 31, 2025, an increase of $1.4 million from the year ended December 31, 2024, as a result of a higher average debt balance.
Other Non-Operating Income (Expenses), net
Other non-operating income (expenses), net for the year ended December 31, 2025 was $2.9 million, an increase of $4.6 million from the year ended December 31, 2024, primarily reflecting foreign currency transaction fluctuations during the period of $4.7 million.
Income Tax Expense
The Company recorded income tax expense of $1.8 million for the year ended December 31, 2025 compared with an income tax expense of $2.8 million for the year ended December 31, 2024. Income tax expense during the year decreased due to a higher U.S. R&D tax credit during the year in addition to discrete benefits following tax return filings.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had cash, cash equivalents, and investments of $577.1 million, of which $61.3 million was classified as cash and cash equivalents, $233.3 million was classified as short-term investments, and $282.5 million was classified as long-term investments on our Consolidated Balance Sheet. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments. Based on our current operating model and development plans, we expect cash, cash equivalents, and investments as of December 31, 2025 to fund our planned operations into mid-2028.
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
The Company entered into a Sales agreement, dated January 27, 2023 and amended and restated on November 24 2025 (the “Sales Agreement”), by and between Centessa Pharmaceuticals plc and Leerink Partners LLC. As sales agent, Leerink Partners LLC provided for the issuance and sale by the Company of up to $250.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the year ended December 31, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million. Since the ATM Program was first activated, as of December 31, 2025, the Company sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds of approximately $36.6 million under the Sales Agreement.
In 2024, the Company completed two separate share offerings of its ordinary shares through the sale and issuance of a cumulative 29,932,626 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $349.9 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
In 2025, the Company completed offerings of its ordinary shares through the sale and issuance of a cumulative 13,372,093 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the Underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $269.2 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
Cash Flow
The following table shows a summary of cash flows for the periods indicated (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash (used in) provided by:
Operating activities	$(193,817)	$(142,055)
Investing activities	(418,531)	31,267
Financing activities	291,528	364,752
Exchange rate effect on cash, cash equivalents, and restricted cash	(448)	1,227
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(321,268)	$255,191
Operating Activities

During the year ended December 31, 2025, we used $193.8 million of cash in operating activities, reflecting the net loss of $197.5 million, adjusted for noncash items such as share-based compensation of $31.0 million and depreciation and amortization of $0.9 million. In addition, in 2025 there was a net decrease in operating assets, primarily related to decreases in accrued expenses and other liabilities, tax incentive receivables, and prepaid expenses and other assets.

During the year ended December 31, 2024, we used $142.1 million of cash in operating activities, reflecting the net loss of $235.8 million, adjusted for noncash items such as share-based compensation of $33.5 million and depreciation and amortization of $0.9 million, and a debt extinguishment charge of $34.1 million. In addition in 2024 there was a net increase in net operating liabilities of $22.1 million, primarily reflecting accrued termination-related costs of the SerpinPC program that were not paid in 2024.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $418.5 million, primarily related to net purchases of investments in marketable securities compared to 2024. During the year ended December 31, 2024, net cash provided by investing activities was $31.3 million, primarily related to a net redemption of short-term marketable securities in favor of increased cash equivalents from 2023.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $291.5 million, primarily reflecting $269.2 million in net proceeds related to our issuance of ordinary shares under a share offering, $21.4 million in proceeds from stock option exercises, and $6.1 million in net proceeds from our ATM program. During the year ended December 31, 2024, net cash provided by financing activities was $364.8 million, primarily reflecting $349.9 million in net proceeds related to our issuance of ordinary shares under share offerings, $9.7 million in proceeds from our ATM program as well proceeds from stock option exercises. Proceeds from the Loan and Security Agreement with Oxford were used to pay off our NPA with Oberland.
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
Tax-related Matters

We regularly assess our ability to realize our deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether our deferred tax assets are more likely than not realizable, we evaluate all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including our history of cumulative net losses in the UK, we concluded that it is more likely than not that we will not realize the benefits of our UK deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the UK. After consideration of the evidence, including changes resulting from an internal reorganization of subsidiaries in the second quarter of 2023 and cumulative and expected income of an operating entity that carries out services for other entities in the group and recognizes most of the interest income from cash, cash equivalents, and investments, we concluded that it is more likely than not that we will realize the benefits of our United States deferred tax assets, and accordingly, in the second quarter of 2023, we released a previously recorded valuation allowance on our United States deferred tax assets. We continue to assess our ability to realize our United States deferred tax assets each reporting period based on all available positive and negative evidence.
Contractual Obligations and Other Commitments
As of December 31, 2025, other than what has been disclosed in Note 6 - "Debt", Note 7 – "Commitment and contingencies", and Note 8 - "Program Termination costs", we had no material contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
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

Incentivization Agreements
In January 2021, we established incentivization arrangements (as novated, amended or amended and restated from time to time) pursuant to which certain members of the senior management teams of each historically acquired subsidiary in January 2021 are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an “exit event” of such historically acquired subsidiary, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition (including via an out-licensing) of all or substantially all of the acquired subsidiary’s commercially valuable assets or, in the case of acquired subsidiaries with more than one asset, sale or disposition of one or more of such assets, or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary.
Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. Each milestone payment amount for each subsidiary is in the low eight figure range to be divided among the members of the respective subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. Such milestone payment may be accelerated in the event of a Company change of control and would result in the termination of the applicable incentivization agreement. In addition, if a sale of a controlling interest in a subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range.
As of December 31, 2025, incentivization agreements associated with Centessa Bioscience, Inc. (formerly Palladio Bioscience, Inc.), Capella Bioscience Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited (formerly Morphogen-IX Limited), Pearl River Bio, Pega-One SAS, ApcinteX Limited, and Z-Factor Limited have ceased to apply. Incentivization agreements in respect of our orexin program and LockBody program continue to subsist.
The incentivization agreements contain standard termination provisions providing that the agreements shall terminate upon the occurrence of certain events, or automatically on December 31, 2035. Other events that may trigger termination include:
•an “exit event”;
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
As of January 1, 2026, the Company ceased to be a “smaller reporting company” (“SRC”) as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Centessa Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centessa Pharmaceuticals plc and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Boston, Massachusetts
March 31, 2026

Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$61,299	$383,221
Short-term investments	233,281	98,956
Tax incentive receivable	53,917	43,768
Prepaid expenses and other current assets	19,378	10,464
Total current assets	367,875	536,409
Long-term investments	282,548	—
Property and equipment, net	807	744
Operating lease right-of-use assets	10,047	11,013
Deferred tax asset	24,778	26,586
Other non-current assets	1,440	2,046
Total assets	$687,495	$576,798
Liabilities
Current liabilities:
Accounts payable	$7,582	$7,143
Accrued expenses and other current liabilities	35,353	50,855
Total current liabilities	42,935	57,998
Long term debt (Note 6)	110,095	108,940
Operating lease liabilities	7,573	8,286
Other noncurrent liabilities	29	29
Total liabilities	$160,632	$175,253
Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares: £0.002 nominal value: 184,469,623 shares authorized; 149,228,068 shares issued and outstanding at December 31, 2025 and 132,631,587shares issued and outstanding at December 31, 2024	405	359
Additional paid-in capital	1,709,978	1,385,675
Accumulated other comprehensive income	2,714	4,213
Accumulated deficit	(1,186,234)	(988,702)
Total shareholders’ equity	526,863	401,545
Total liabilities and shareholders’ equity	$687,495	$576,798

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
License and other revenue	$15,000	$—
Operating expenses:
Research and development	172,224	150,244
General and administrative	50,468	50,811
Loss from operations	(207,692)	(201,055)
Interest income	20,527	14,016
Interest expense	(11,459)	(10,090)
Loss on extinguishment of debt	—	(34,097)
Other non-operating income (expense), net	2,911	(1,687)
Loss before income taxes	(195,713)	(232,913)
Income tax expense	1,819	2,844
Net loss	(197,532)	(235,757)

Other comprehensive (loss) income:
Foreign currency translation adjustments	1,045	1,223
Unrealized gain on available for sale securities, net of tax of $0.1 million in 2025 and $0.8 million in 2024	243	2,787
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million in 2025 and $0.4 million in 2024	(2,787)	(1,290)
Other comprehensive (loss) income	(1,499)	2,720

Total comprehensive (loss) income	$(199,031)	$(233,037)

Net loss per ordinary share - basic and diluted	$(1.46)	$(2.06)
Weighted average ordinary shares outstanding - basic and diluted	135,715,608	114,473,449

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders' Equity
(amounts in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	98,774,827	$273	$987,423	$1,493	$(752,945)	$236,244
Issuance of ordinary shares under share offerings, net of issuance costs	29,932,626	76	349,874	—	—	349,950
Issuance of ordinary shares under ATM program, net of issuance costs	1,250,000	3	9,652	—	—	9,655
Stock option exercises	1,853,718	4	11,259	—	—	11,263
Share-based compensation expense	—	—	33,546	—	—	33,546
Vesting of ordinary shares	1,328,991	3	(3)	—	—	—
Shares withheld to pay employee withholding tax on equity awards	(508,575)	—	(6,076)	—	—	(6,076)
Foreign currency translation adjustments				1,223		1,223
Unrealized gain on available for sale securities, net of tax of $0.8 million	—	—	—	2,787	—	2,787
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.4 million	—	—	—	(1,290)	—	(1,290)
Net loss	—	—	—	—	(235,757)	(235,757)
Balance at December 31, 2024	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545
Issuance of ordinary shares under share offerings, net of issuance costs	13,372,093	36	269,213	—	—	269,249
Issuance of ordinary shares under ATM program, net of issuance costs	372,538	1	6,108	—	—	6,109
Stock option exercises	2,505,396	8	21,318	—	—	21,326
Share-based compensation expense	—	—	30,962	—	—	30,962
Vesting of ordinary shares	540,824	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on equity awards	(194,370)	—	(3,297)	—	—	(3,297)
Foreign currency translation adjustments	—	—	—	1,045	—	1,045
Unrealized gain on available for sale securities, net of tax of $0.1 million	—	—	—	243	—	243
Reclassification adjustment for realized net gain on available for sale marketable securities included in net loss, net of tax of $0.8 million	—	—	—	(2,787)	—	(2,787)
Net loss	—	—	—	—	(197,532)	(197,532)
Balance at December 31, 2025	149,228,068	$405	$1,709,978	$2,714	$(1,186,234)	$526,863

The accompanying notes are an integral part of these consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(197,532)	$(235,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	30,962	33,546
Loss on extinguishment of debt	—	34,097
Depreciation and amortization	921	942
Amortization of discount of marketable securities	(1,802)	—
Change in fair value of financial instruments	—	300
Amortization of debt issuance costs and exit fee of long-term debt	1,155	—
Change in deferred taxes	2,509	2,653
Changes in operating assets and liabilities:
Tax incentive receivable	(7,257)	(6,601)
Prepaid expenses and other assets	(7,852)	10,219
Operating leases, net	253	298
Accounts payable	50	(4,585)
Accrued expenses and other liabilities	(15,216)	22,771
Other, net	(8)	62
Net cash used in operating activities	(193,817)	(142,055)

Cash flows from investing activities:
Purchases of investments in marketable securities	(739,761)	(140,533)
Proceeds from maturities of investments in marketable securities	321,601	171,834
Purchase of property and equipment	(371)	(34)
Net cash provided by (used in) investing activities	(418,531)	31,267

Cash flows from financing activities:
Proceeds from issuance of shares under share offerings, net of issuance costs	269,249	349,950
Proceeds from issuance of shares under ATM program, net of issuance costs	6,109	9,655
Repayment of debt	—	(110,097)
Proceeds from issuance of debt, net of issuance costs	—	109,335
Payment of employee withholding taxes related to withheld shares for stock based compensation plans	(4,791)	(5,318)
Proceeds from option exercises	21,362	11,227
Other, net	(401)	—
Net cash provided by financing activities	291,528	364,752
Effect of exchange rate on cash, cash equivalents, and restricted cash	(448)	1,227
Net (decrease) increase in cash, cash equivalents, and restricted cash	(321,268)	255,191
Cash, cash equivalents, and restricted cash at beginning of period	383,221	128,030
Cash, cash equivalents, and restricted cash at end of period	$61,953	$383,221
Supplemental disclosure:
Interest paid	$9,464	$10,085
Income taxes paid	$1,331	$82
Operating lease payments reducing operating lease liabilities	$1,634	$1,602

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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $1.2 billion as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
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
Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding, accrued interest and fees related to the Company’s existing note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”). (See - Note 6 "Debt").
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
The Company entered into a Sales agreement, dated January 27, 2023 and amended and restated on November 24 2025 (the “Sales Agreement”), by and between Centessa Pharmaceuticals plc and Leerink Partners LLC. As sales agent, Leerink Partners LLC provided for the issuance and sale by the Company of up to $250.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the year ended December 31, 2025, the Company sold 372,538 ordinary shares under the ATM Program, resulting in net proceeds of $6.1 million. On a life to date basis, as of December 31, 2025, the Company sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds of approximately $36.6 million under the Sales Agreement.
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
In 2025, the Company completed offerings of its ordinary shares through the sale and issuance of a cumulative 13,372,093 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $269.2 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
The Company expects its existing cash, cash equivalents, and investments as of December 31, 2025 of $577.1 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
As of January 1, 2026, the Company ceased to be a “smaller reporting company” (“SRC”) as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company will no longer be permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, certificates of deposit, money market funds and U.S. Treasury securities.
Restricted cash represents cash held to secure a letter of credit associated with the Company’s facility lease for its corporate headquarters. The Company had $0.7 million, in restricted cash as of December 31, 2025 and 2024, which was classified as Other non-current assets on the Company’s consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025		2024
Cash and cash equivalents	$61,299		$383,221
Restricted cash	654	0.654	654
Total	$61,953		$383,875

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

As of December 31, 2025, all investments in U.S. Treasury securities were classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and investments. The Company’s cash, cash equivalents, and investments are held by financial institutions

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
primarily in the United States and the United Kingdom. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying consolidated statements of operations and comprehensive loss within Other non-operating income (expense), net. The aggregate foreign currency transaction gain or loss is included in the results of operations. For the year ended December 31, 2025, the Company recorded a net foreign currency exchange transaction gain of $2.9 million, while for the year ended December 31, 2024, it recorded a net foreign currency transaction loss of $1.8 million.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant areas that require management’s estimates include accrued research and development expenses, the note purchase agreement, research and development tax incentives and the recoverability of the Company’s net deferred tax assets and related valuation allowances. Estimates and assumptions are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment includes computer equipment, furniture and office equipment, which have a useful life of three to seven years. The costs of maintenance and repairs are expensed as incurred. Improvements and betterment that add new functionality or extend the useful life of the asset are capitalized. Depreciation expense for the years ended December 31, 2025 and December 31, 2024 was $0.3 million in each year.
Capitalized software as a service costs representing costs incurred during the application development stage are included in “Other non-current assets” and the corresponding current portion, in “Prepaid expenses and other current assets” and is amortized using the straight line method over 5 years. Costs incurred during the preliminary project stage and the post-implementation-operation stage are expensed as incurred. Hosting fees associated with the hosting as a service

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
arrangement are expensed on a straight line basis over the term of the hosting arrangement. Amortization expense for the years ended December 31, 2025 and December 31, 2024 was $0.6 million, in each year.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2025, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements

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

License and other revenue
The Company recognizes revenues from collaboration, license or other research or sale arrangements when or as performance obligations are satisfied. For milestone payments, the Company assesses, at contract inception, whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal will occur, the Company will not record revenue until the uncertainty has been resolved. Milestone payments that are contingent upon regulatory approval are not considered probable until the approvals are obtained as it is outside of the control of the Company. If it is probable that significant revenue reversal will not occur, the Company will estimate the milestone payments using the most likely amount method. The Company reassesses the milestones each reporting period to determine the probability of achievement. Any potential consideration received in the form of royalty or sales-based milestones will be recorded when the customer’s subsequent sales or usages occur. For accounting treatment related to the Genmab agreement, see Note 3 - “Revenue Recognition”.
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
Research and Development Expenses and Accruals
All research and development costs are expensed in the period incurred and consist primarily of salaries, payroll taxes, employee benefits, stock-based compensation charges for those individuals involved in research and development efforts, third-party license fees, external research and development costs incurred under agreements with contract research organizations and consultants to conduct and support the Company’s ongoing clinical trials as well as external costs of outside vendors engaged to manufacture research and development materials.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Research and Development Tax Incentives
The Company participates in research tax incentive programs that are granted to companies by the United Kingdom tax authorities in order to encourage them to conduct technical and scientific research. Expenditures that meet the required criteria are eligible to receive a tax credit that is reimbursed in cash, upon surrender of loss carryforwards. Estimates of the amount of the cash refund expected to be received are determined at each reporting period and recorded as reductions to research and development expenses. The Company recorded research and development tax incentives of $22.7 million and $30.9 million during the years ended December 31, 2025 and December 31, 2024, respectively.
Through December 31, 2024, the Company claimed relief under the Small and Medium Enterprise (“SME”) scheme. Beginning January 1, 2025, changes to the program in the UK have aligned the tax incentives earned for SME and large entities. The merged scheme provides relief for qualifying R&D expenditure. If the company is loss-making, a cash credit can be obtained. If the company continues to meet the SME thresholds and is loss making, then a higher rate of credit may be available under the new Enhanced R&D Intensive Support (ERIS). The Company expects eligible R&D expenditures qualifying for the credit outside of the UK will be more limited as a result of these legislative changes and it expects to recognize less tax incentives in the United Kingdom.
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
The Company classifies stock-based compensation expense in its consolidated financial statement of operations in the same manner in which the award recipient’s salary or service payments are classified.
The fair value of each stock option awards is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs of subjective assumptions, including: (i) the expected volatility of the Company’s stock; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends. Due to the lack of Company-specific historical and implied volatility data, the Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline publicly-traded companies that issued options with substantially similar terms. For this analysis, the Company selects companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company determines expected volatility using a weighted average of the historical volatilities of the guideline group of companies. The Company expects to continue to apply this process until such time as it has adequate historical data regarding the volatility of its own traded stock price. As permitted under ASC 718, the Company has elected to use the contractual term as the expected term for certain non-employee awards, on an award-by-award basis. For all other awards, the expected term of the Company’s stock options has been determined utilizing the “simplified” method whereby the expected term equals the average of the vesting term and the original contractual term of the option, on a weighted basis based on the vesting of each tranche. The Company utilizes this method as it has insufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for instruments with a term commensurate with the expected term assumption. The expected dividend yield is assumed to be zero as the Company has never paid dividends, and does not have current plans to pay any dividends on its common stock.
The grant date fair value of restricted stock awards and restricted stock units is estimated based on the fair value of the Company's underlying common stock on the date of grant.
Retirement Plans
The Company provided defined contribution plans to its employees beginning in 2021. In the U.S., the primary plan sponsored by the Company is a safe harbor, 401k plan with a 4% employer match, no waiting period and immediate vesting on the match. In the UK, the primary plan sponsored by the Company is a money purchase plan, which requires a minimum 8% contribution, including a minimum employer contribution of 4% and employee contribution of 4%. The

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Company recorded charges of $1.0 million under these plans during the year ended December 31, 2025 and $0.7 million during the year ended December 31, 2024.
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
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, the Company believes it would more likely than not be able to utilize existing loss carryforwards and research and development tax credits to offset future income in the United States. The operating entity in the United States has a history of cumulative net profits as it carries out services for other entities in the group and recognizes most of the interest income earned from cash, cash equivalents, and investments.

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

	Years Ended December 31,
	2025	2024
Restricted stock awards	—	86,864
Restricted stock units	984,059	1,510,077
Stock options	19,683,162	17,434,119
	20,667,221	19,031,060
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement - excluding

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for the Company for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.
3. Revenue Recognition
Genmab License Agreement in 2025
Background
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab pursuant to which the Company granted to Genmab an exclusive worldwide license to leverage its proprietary LockBody technology platform to perform research on up to three undisclosed targets selected during a multi-year research period. Additionally, the License Agreement provides Genmab with the option to obtain an exclusive commercial license for worldwide development and commercialization of products against each of the selected three targets. Genmab will conduct all research and development activities under the License Agreement, which may combine the Company’s LockBody technology with Genmab’s proprietary antibody technologies. The LockBody technology platform is designed to improve the therapeutic index of therapies by allowing the conditional activation of potent cell killing mechanisms in diseased tissue, but not in non-diseased tissue.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
As of December 31, 2025, the Company has constrained all variable consideration related to potential milestone payments associated with the License Agreement given the level of uncertainty associated with their achievement. Accordingly, no revenue relating to these milestones has been recognized.
4. Fair Value of Financial Instruments
The following fair value hierarchy table presents fair value information about the Company’s assets and liabilities (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2025
Assets
Money Market fund	$23,970	$—	$—	$23,970
U.S. Treasury and government agency securities	59,842	247,890	—	307,732
Corporate debt securities	—	183,456	—	183,456
Commercial Paper	—	34,616	—	34,616
Total	$83,812	$465,962	$—	$549,774

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2024
Assets
Money Market fund	$217,515	$—	$—	$217,515
U.S. Treasury securities	171,885	—	—	171,885
Total	$389,400	$—	$—	$389,400
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments. The Company estimates the fair value of its U.S. government agency securities, corporate debt securities and commercial paper that are considered Level 2 fair values by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
The following represents the amortized cost bases and fair values of the Company’s investments and money market fund as of December 31, 2025 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$23,970	$—	$—	$23,970

U.S. Treasury and government agency securities, included in:
Cash and cash equivalents	$9,974	$1	$—	$9,975
Short-term investments	134,625	73	(21)	134,677
Long-term investments	163,141	27	(88)	163,080
Total U.S. Treasury and government agency securities	$307,740	$101	$(109)	$307,732

Corporate debt securities, included in:
Short-term investments	$63,847	$141	$—	$63,988
Long-term investments	119,279	252	(63)	119,468
Total Corporate debt securities	$183,126	$393	$(63)	$183,456

Commercial paper, included in:
Short-term investments	$34,605	$11	$—	$34,616
Total Commercial paper	$34,605	$11	$—	$34,616

In aggregate:
Investments above with no unrealized loss	$309,888	$505	$—	$310,393
Investments above with unrealized loss	239,553	—	(172)	239,381
Total investments	$549,441	$505	$(172)	$549,774

At the end of December 31, 2025, the Company held approximately 79 securities, of which 37 were in an unrealized loss position as of the end of the period, with an aggregate fair value of $239.4 million. The Company has not recorded any allowance for credit losses as of December 31, 2025 as it believes the decline in fair value below amortized cost is not related to credit losses. These investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the period. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
recovery of the amortized cost basis of its debt securities. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment.
The following represents the amortized cost bases and fair values of the Company’s investments and its money market fund as of December 31, 2024 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$217,515	$—	$—	$217,515

U.S. Treasury securities, included in:
Cash and cash equivalents	$72,762	$167	$—	$72,929
Short-term investments	95,534	3,422	—	98,956
Total U.S. Treasury securities	$168,296	$3,589	$—	$171,885

5. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	December 31,
	2025	2024
Research and development costs	$10,354	$6,314
Interest receivable	3,360	287
Value added tax receivable	2,131	1,528
Insurance related expenses	773	840
Income tax receivable	933	—
Other	1,827	1,495
	$19,378	$10,464

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2025	2024
Research and development costs∗	$17,694	$38,063
Personnel related expenses	14,467	9,465
Professional fees	1,422	1,782
Interest payable	840	—
Operating lease	713	602
Income tax liability	—	835
Other	217	108
	$35,353	$50,855
∗Includes accrued contract termination costs of $30.3 million as of December 31, 2024 which was fully extinguished as of December 31, 2025. See Note 8.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Property and equipment, net consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Computer equipment	$1,139	$768
Office furniture	724	724
Office equipment	43	43
Property and equipment, at cost	$1,906	$1,535
Less: Accumulated depreciation	(1,099)	(791)
Property and equipment, net	$807	$744

6. Debt
Debt consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Loan and Security Agreement:
Principal amount	$110,000	$110,000
End of term charge	5,500	5,500
Unamortized debt issuance costs and unamortized end of term charge	(5,405)	(6,560)
Loan and Security Agreement (carried at amortized cost)	$110,095	$108,940
The fair value of LSA, classified as Level 2 under ASC Topic 820	$108,515	$109,450
    The Level 2 fair value related to the loan and security agreement is valued using an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates.
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
The term loans accrue interest at a floating rate equal to (i) secured overnight financing rate for a one-month tenor from the website of the CME Group Benchmark Administration Limited, subject to a floor of 3.28%, plus (ii) an applicable margin of 5.00%. The Loan and Security Agreement provides for a minimum interest rate of 8.28% and a maximum interest rate of 10.50%. Interest on the term loans is payable monthly in arrears. The term loans once repaid or prepaid may not be reborrowed. The term loans may be prepaid in full at the option of the Company. The Company is required to pay a prepayment fee of 3.00% for prepayments of term loans made in the first year after funding of such term loans, 2.00% for

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
prepayments of term loans made in the second year after funding of such term loans and 1.00% for prepayments thereafter. The Company is also obligated to pay other customary fees for a loan facility of this size and type, including a final payment of 5.00% of principal (the “End of Term Charge”). The average interest rate over the year ended December 31, 2025 was 10.4% per annum.
Substantially all of the proceeds from the Initial Term Loan were used to repay in full the approximately $110 million aggregate principal amount outstanding interest and fees related to the Company’s existing note purchase agreement (the “NPA”) with Three Peaks Capital Solutions Aggregator Fund and Cocoon SA LLC, an affiliate of Oberland Capital Management LLC (collectively, “Oberland Capital”). The Company recognized a loss on the extinguishment of this debt of $34.1 million for the year ended December 31, 2024.
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
The Loan and Security Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and their subsidiaries to, among other things, dispose of assets, incur debt, grant liens, pay dividends and distributions on their capital stock, make investments and acquisitions, and enter into transactions with affiliates, in each case subject to customary exceptions for a loan facility of this size and type. In addition, commencing on October 1, 2026, the Loan and Security Agreement contains a minimum cash covenant the Company must at all times maintain: (1) 35% of the outstanding aggregate principal balance of the Term Loan; and (2) up to 80% of the outstanding principal balance of the Term Loan based on the Company’s orexin agonist program Phase 2 and Phase 3 clinical data and continued Active Development (as defined in the Loan and Security Agreement) of its lead orexin asset programs; provided that such minimum cash covenants shall not be tested during periods when the Company’s ADSs are listed on the Nasdaq Stock Market and its market capitalization meets $1.0 billion. As of December 31, 2025, the Company is in compliance with all applicable covenants related to the Loan and Security Agreement.
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

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year ending:	Payments
2026	$—
2027	—
2028	—
2029	115,500
Total principal payments, including End of Term Charge	$115,500
7. Commitments and Contingencies
Commitments
As of December 31, 2025, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $19.7 million, of which the Company expects to pay $16.1 million within one year and the remaining $3.6 million over one to five years. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, the Company is contractually

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
obligated to make certain payments to vendors, primarily to reimburse them for their unrecoverable outlays period incurred prior to cancellation. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.
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
The following table provides balance sheet information related to leases as of December 31, 2025 (amounts in thousands):

December 31, 2025
Assets:
Operating lease, right-of-use asset	$10,047

Liabilities:
Current portion of operating lease liabilities	$713
Operating lease liabilities, net of current portion	7,573
Total operating lease liabilities	$8,286

In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the original term of the lease. The following table summarizes supplemental information related to leases as of December 31, 2025 (amount in thousands):

December 31, 2025
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	11.97%

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The components of the Company’s lease costs and sublease income are classified on its consolidated statements of operations as follows (amounts in thousands):

	Year Ended	Year Ended
	2025	2024
Operating lease cost	$1,998	$1,998
Variable lease cost	131	20
Short term lease cost	6	4
Sublease income	(350)	(350)
Total operating lease cost	$1,785	$1,672

Future lease payments under non-cancelable operating leases and expected sublease income as of December 31, 2025 were as follows (amounts in thousands):

	Operating Leases	Sublease Income
Year ending:
2026	$1,667	$362
2027	1,700	370
2028	1,734	345
2029	1,769	—
2030	1,804	—
Thereafter	3,717	—
Total undiscounted amounts	$12,391	$1,077
Less: Imputed interest	(4,105)
Present value of lease liabilities	$8,286
Less: current portion	(713)
Lease liabilities, net of current portion	$7,573
Licensing and Collaborative Arrangements
The Company is party to in-licensing and collaboration arrangements to develop and commercialize intellectual property. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for year ended December 31, 2025 were aggregate incurred expenses of $12.2 million, primarily reflecting development milestone costs. As of December 31, 2025, the Company had $3.6 million in licensing and collaborative arrangement milestone obligations recorded on its balance sheet under Accrued expenses and other current liabilities. In addition, the Company achieved two development milestones for approximately $1.8 million and $3.0 million in January and February 2026, respectively which were recorded in the first quarter of 2026.
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

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
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
In consideration for the assignment and license, the Company is to pay Nxera a royalty in the low single-digits on net sales of Products (subject to limitations in certain scenarios). Royalties are on a Product-by-Product and country-by country basis. Payments shall commence with the first commercial sale of such product in a country and shall continue until the later of: (a) the duration of regulatory exclusivity in the country; or (b) 10 years after the first commercial sale. Further, the Company is responsible for all development costs incurred by itself or Nxera in the performance of the research program (within the confines of the research budget). Additionally, the Company must pay Nxera, on a Molecule-by-Molecule basis, development milestone payments in the aggregate of a low double-digit number in the millions of pounds sterling. Milestone payments are payable once per Molecule. The Company could pay between the low single digits millions of pounds sterling to low double digit millions of pounds sterling in the next twelve months.
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
Other License and Collaboration Agreements
The Company is a party to other license and collaboration agreements to develop and commercialize intellectual property in addition to the agreement discussed above. In aggregate, Centessa may be obligated to make up to $4.3 million and $15.0 million in development and commercial milestone payments, respectively, related to these other agreements.
Incentivization Agreements
In January 2021, we established incentivization arrangements (as novated, amended or amended and restated from time to time) pursuant to which certain members of the senior management teams of each historically acquired subsidiary in January 2021 are eligible to earn certain payments based on the attainment of corresponding milestone performance by and/or an “exit event” of such historically acquired subsidiary, as applicable to each executive. As defined in the incentivization agreements, an “exit event” includes the sale or disposition (including via an out-licensing) of all or substantially all of the acquired subsidiary’s commercially valuable assets or, in the case of acquired subsidiaries with more than one asset, sale or disposition of one or more of such assets, or any sale or disposition of the applicable subsidiary’s equity which results in the purchaser of the equity acquiring a controlling interest in the applicable subsidiary.
Milestones may include the designation of a product candidate or the attainment of approvals, licenses, permits, certifications registrations or authorizations necessary for the sale of a particular product candidate or related molecules in the United States, France, Germany, Italy, Spain or the United Kingdom. Each milestone payment amount for each historically acquired subsidiary is in the low eight figure range to be divided among the members of the respective historically acquired subsidiary’s senior management team and employees according to the terms of its respective incentivization agreement. Any milestone payment earned will be payable in a lump sum within twenty (20) days after attainment of the milestone. Such milestone payment may be accelerated in the event of a Company change of control and would result in the termination of the applicable incentivization agreement. In addition, if a sale of a controlling interest in a historically acquired subsidiary or sale (or grant of an exclusive license) of its respective product candidate occurs prior to attainment of the milestone or within the three (3) year period following attainment of the milestone, an exit payment equal in the low teens percentage of the sales proceeds less any amounts previously paid as a milestone payment (if any) and any fees, costs and expenses of the sale (excluding any earn out, milestone, royalty payment or other contingent payments but including any escrow, holdback or similar amount) will become due and payable to certain employees and members of the historically acquired subsidiary’s senior management team. To the extent an exit event occurs following the occurrence of an adverse event (which includes the failure to achieve milestones within the specified time period), no exit payment will become due unless sale proceeds are in excess of an amount in the eight-figure range.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
As of December 31, 2025, incentivization agreements associated with Centessa Bioscience, Inc. (formerly Palladio Bioscience, Inc.), Capella Bioscience Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited (formerly Morphogen-IX Limited), Pearl River Bio, Pega-One SAS, ApcinteX Limited and Z-Factor Limited have ceased to apply. Incentivization agreements in respect of our orexin program and LockBody program continue to subsist.
The incentivization agreements contain standard termination provisions providing that the agreements shall terminate upon the occurrence of certain events, or automatically on December 31, 2035. Other events that may trigger termination include:
•an “exit event”;
•the occurrence of certain asset sales in conjunction with certain milestones; and
•the date that is three years following achievement of certain milestones.
As of December 31, 2025, no contingent liabilities have been recorded for these agreements, as no contingent events are considered probable.

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
8. Program Termination Costs
On November 12, 2024, the Company announced the discontinuation of the global clinical development program for SerpinPC, a novel inhibitor of activated protein C (APC) that was being progressed for the treatment of hemophilia B. The strategic decision was made to prioritize capital towards the development of our growing OX2R agonist franchise based on the strength of the interim Phase 1 data for cleminorexton, coupled with the outcome of a planned interim analysis of Part 1 of the PRESent-2 study of SerpinPC, which was evaluated in the context of the evolving treatment and market landscape for hemophilia B, including the recent FDA approval of a competing product.
As a result of the discontinuation of the program, we incurred a one-time charge of $31.5 million, consisting of contract termination costs of $30.3 million and employee severance-related costs of $1.2 million, which was recorded within Research and development expenses. The contract termination costs related to firm commitments for the manufacture of registrational materials and other costs. The contract termination and employee severance costs associated with this program discontinuation were predominately accrued as of December 31, 2024. The Company fully paid the remaining balance associated with employee severance-related costs as of December 31, 2025.

	Contract Termination	Severance-Related	Total
Balance as of January 1, 2025	$30,283	$1,199	$31,482
Cash payments	(27,186)	(1,199)	(28,385)
Reversal of charge	(3,395)	—	(3,395)
Foreign currency translation changes	298	—	298
Balance as of December 31, 2025	$—	$—	$—
9. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
In January 2021, the Company’s board of directors approved the 2021 Stock Option and Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of ordinary shares, incentive stock options, non-qualified stock options,

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
restricted share awards, and/or share appreciation rights to employees, directors, and other persons, as determined by the Company’s board of directors. The number of shares authorized under the 2021 Plan was increased in May 2021 at the time of the IPO, whereby the total number of shares authorized under the 2021 Plan was 20,026,816. Beginning on January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the 2021 Plan shall be cumulatively increased by 5% of the number of Shares issued and outstanding on the immediately preceding December 31, or such lesser number as the board of directors may determine. Remaining shares available for future grants as of December 31, 2025 were 11,255,336.
Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$15,585	$14,867
General and administrative	15,377	18,679
	$30,962	$33,546
Share-based compensation expense by award type was as follows included within the consolidated statements of operations and comprehensive loss: (amounts in thousands):

	Years Ended December 31,
	2025	2024
Stock options	$26,653	$22,645
Restricted share awards and units	4,309	10,901
	$30,962	$33,546
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2025	17,434,119	$7.77	7.4 years
Granted	5,770,640	$16.55
Exercised	(2,505,396)	$8.51
Forfeited	(1,016,201)	$10.45
Balance at December 31, 2025	19,683,162	$10.11	7.1 years	$293.4
Exercisable at December 31, 2025	12,035,579	$7.83	6.0 years	$206.8
Vested and expected to vest at December 31, 2025	19,683,162	$10.11	7.1 years	$293.4
The Company’s stock options vest based on the terms in each award agreement, generally over four-year periods, and have a contractual term of ten years. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $65.9 million, which the Company expects to recognize over a weighted-average period of 3.0 years.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Based on the trading price of $25.01 per ADS, which was the closing price as of December 31, 2025, the aggregate intrinsic value of options as of December 31, 2025 was $293.4 million. The total intrinsic value of options exercised during the years ended December 31, 2025 and December 31, 2024 were $35.1 million and $17.0 million, respectively.
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Years Ended December 31,
	2025	2024
Weighted-average grant date fair value of options	$11.70	$6.54
Expected term	6.0 years	6.0 years
Expected stock price volatility	78.9%	76.2%
Risk-free interest rate	4.2%	4.0%
Expected dividend yield	0%	0%
Restricted Share Awards and Units
In 2021, the Company issued 1,213,802 ordinary shares subject to future vesting under its Restricted Stock Awards program. There have been no restricted stock awards granted since the issuances in 2021. All restricted stock awards are fully vested as of December 31, 2025.
The Board, following the recommendations of the Company’s Compensation Committee, grants service-based restricted stock units under the Company’s Stock Incentive Plan to certain executive officers and employees of the Company to encourage employee retention.
The following table summarizes ordinary share activity related to the restricted stock programs for the year ended December 31, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	86,864	$20	1,510,077	$6.14
Granted	—	—	123,610	$16.45
Vested	(86,864)	$20	(453,960)	$5.75
Forfeited	—	—	(195,668)	$6.56
Unvested at December 31, 2025	—	$—	984,059	$7.53

Unrecognized compensation expense at December 31, 2025 ($ in thousands)	$—		$5,202
Expected weighted average recognition period	0.0 years		2.2 years
Centessa Pharmaceuticals plc 2021 Employee Share Purchase Plan
In January 2021, the Company’s board of directors approved the 2021 Employee Share Purchase Plan (the “2021 ESPP”). The initial number of shares reserved for issuance under the 2021 ESPP was 860,000. On January 1, 2022 and each January 1 thereafter, the number of Shares reserved and available for issuance under the ESPP shall be cumulatively

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
increased by a number of shares equal to the lesser of: (i) 1% of the number of Shares issued and outstanding on the immediately preceding December 31; (ii) two times the initial number of shares reserved or (iii) such number of Shares as determined by the board of directors. Remaining shares reserved as of December 31, 2025 were 2,708,415. There have been no shares issued under the ESPP plan.
10. Income Taxes
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Tax loss carryforwards	$144,366	$96,444
Capitalized research and development	8,239	13,606
Research and development credits	13,557	11,063
Other	4,321	3,068
Total deferred tax assets	170,483	124,181
Valuation allowance	(143,002)	(94,894)
Deferred tax assets, net of allowance	27,481	29,287
Deferred tax liabilities:
Other	(2,703)	(2,701)
Net deferred tax assets	$24,778	$26,586

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the UK, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its UK deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the UK.
The Company has considered the history of cumulative net profits in an operating entity in the United States, which carries out services for other entities in the group and recognizes most of the interest income from cash, cash equivalents, and investments, and estimated that entity’s future taxable income and concluded that it is more likely than not that the Company will realize the benefits of the deferred tax assets in that entity, and has not provided a valuation allowance against the net deferred tax assets in that entity. For the year ended December 31, 2025, the consolidated valuation allowance increased by $48.1 million due to the increase in tax loss carryforward resulting from the current year operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax provisions of the OBBBA include the repeal of the mandatory capitalization of research and development (“R&D”) expenditures under Internal Revenue Code Section 174, thereby reinstating full expensing of R&D costs beginning in 2025, the extension of bonus depreciation, and certain revisions to international tax regimes. The Company recognized the income tax effects of the OBBBA in its consolidated financial statements for the year ended December 31, 2025, in accordance with ASC 740, Income Taxes. The enactment of the OBBBA resulted in a reduction to the Company’s income tax liability for the current fiscal year, primarily reflecting the accelerated recognition of the deferred tax asset related to previously capitalized R&D expenditures. The provisions of the OBBBA did not have a material impact on the Company’s effective tax rate for the period.

Components of the Company’s pre-tax loss are as follows (amounts in thousands):

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2025	2024
(Loss) Income before tax:
UK	$(217,984)	$(248,649)
Non-UK	22,271	15,736
Total	$(195,713)	$(232,913)
The income tax expense (benefit) consists of the following (amounts in thousands):

	December 31,
	2025	2024
Federal - U.S.
Current	(40)	(513)
Deferred	2,491	2,599
State - U.S.
Current	(659)	702
Deferred	18	56
Foreign
Current	9	—
Deferred	—	—
Income tax expense (benefit)	$1,819	$2,844
A reconciliation of the United Kingdom (“UK”) income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2025	2024
Statutory tax rate benefit	25%	25%
Non-deductible share-based compensation	(4)%	(3)%
Other non-deductible expenses	—%	(4)%
Enhanced UK research and development expenses	8%	6%
Losses surrendered for UK research tax incentive	(13)%	(18)%
UK non-taxable research and development incentive	3%	3%
U.S. research & development tax credits	1%	—%
Return to provision adjustments	1%	—%
Increase in valuation allowance	(22)%	(10)%
Effective income tax rate	(1)%	(1)%

The following table summarizes carryforwards of U.S. federal and UK net operating losses (NOL) and U.S. research tax credits (amounts in thousands):

	December 31,
	2025	2024
UK	$557,930	$365,638
U.S.	$35,197	$33,423

UK income tax returns from 2023 remain open for examination and UK NOLs do not expire. In the US, income tax returns from 2022 and later remain open for examination and unutilized US NOLs and credit carryforwards are subject to examination until utilized. If not utilized prior to the specified dates, US federal NOLs totaling $3.2 million would expire in 2036, a US tax credit carryforward of $13.6 million would expire starting in 2039, and a $38.8 million of US state NOLs would expire beginning in 2036.

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
A reconciliation of gross unrecognized tax benefits, as of December 31, 2025 and 2024 is as follows (amounts in thousands):

	2025	2024
Gross unrecognized tax benefits at beginning of period	$2,614	$2,614
Increase related to current year tax positions	—	—
Gross unrecognized tax benefits at end of period	$2,614	$2,614
As of December 31, 2025, the Company had a total of $2.6 million of unrecognized tax benefits which, if recognized, would impact the Company’s effective tax rate. The Company does not anticipate a significant change to this balance in the twelve months following December 31, 2025. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025, there was no accrued interest or penalties related to unrecognized tax benefits.
11. Segment Information
Centessa Pharmaceuticals plc is a clinical-stage pharmaceutical company with a mission to discover, develop and ultimately deliver medicines that are transformational for patients. While the Company received non-recurring revenue related to the out-license of Genmab and related antibodies in the year ended December 31, 2025, its ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates.
The Company manages the business as one segment. Its operating results are regularly reviewed by the Company’s Chief Executive Officer, who is the chief operating decision-maker (“CODM”), based on available financial information prepared on a consolidated basis. The CODM evaluates its performance based primarily on research and development efforts and the results of clinical trials. The CODM also utilizes the Company’s long-range plan as a strategic tool to allocate resources according to the Company’s strategic objectives. The consolidated net loss is used to monitor budget versus actual results in assessing segment performance and the allocation of resources. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents, and investments.

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenue	$15,000	$—
Less:
cleminorexton¹	(78,479)	(31,876)
Other Orexin program expenses¹	(50,969)	(9,567)
LockBody technology platform expenses	(11,970)	(10,886)
Discontinued R&D program expenses	(3,698)	(90,261)
Non-program specific expenses:
Personnel expenses¹	(29,932)	(21,580)
Research tax incentives	22,669	30,942
Other internal R&D expenses	(4,260)	(2,149)
General and administrative expenses²	(35,091)	(32,132)
Share-based compensation	(30,962)	(33,546)
Interest income	20,527	14,016
Interest expense	(11,459)	(10,090)
Loss on extinguishment of debt	—	(34,097)
Other segment items[3]	2,911	(1,687)
Income tax (expense) benefit	(1,819)	(2,844)
Consolidated net loss	$(197,532)	$(235,757)

¹ Beginning December 31, 2025, expenses related to the cleminorexton trial have been identified as significant segment expenses. The expenses for this trial have been recast for periods prior to December 31, 2025. These amounts were previously combined and disclosed under “OX2R program expenses” for the year ended December 31, 2024.
² Excludes share-based compensation which is presented separately below
[3] Other segment items includes Other non-operating income (expense), net

12. Subsequent Events
Transaction Agreement
On March 31, 2026, we entered into a Transaction Agreement with Lilly and Purchaser. Under the terms of the Transaction Agreement, Purchaser (and/or at Parent’s election, its nominee(s)) will acquire the entire issued and to be issued share capital of the Company (the “Acquisition”) by means of the Scheme of Arrangement. Upon the Scheme of Arrangement becoming effective, the Company will become a wholly owned subsidiary of Purchaser.
At the effective time of the Scheme of Arrangement (the “Effective Time”), holders of the Company Shares (including Company Shares represented by our ADSs), will be entitled to receive (i) $38.00 in cash per Company Share, without interest (the “Cash Consideration”), plus (ii) one non-transferable contingent value right entitling the holders to receive contingent cash payments of up to an aggregate of $9.00 per Company Share, contingent upon the achievement of specified milestones set forth in the CVR Agreement. The Acquisition and the Scheme of Arrangement have been recommended by the board of directors of the Company (the “Company Board”) and the boards of directors of Parent and Purchaser.
Treatment of Company Equity Awards
Pursuant to the Transaction Agreement, at the Effective Time: (i) each outstanding option with an exercise price below the cash consideration (each such option, a “Company Cash-Out Option”), whether vested or unvested, will be

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
canceled and converted into the right to receive (A) a cash payment equal to the excess of the cash consideration over the exercise price, multiplied by the number of shares underlying such Company Cash-Out Option (less applicable withholding), and (B) one CVR per underlying Company Cash-Out Option; (ii) each outstanding option with an exercise price equal to or above the cash consideration (each such option, a “Company Underwater Option”) will fully vest prior to the Effective Time and will be exercisable prior to the Effective Time, with any portion remaining unexercised as of the Effective Time canceled for no consideration; and (iii) each outstanding restricted stock unit otherwise (each such restricted stock unit, a “Company RSU”) will fully vest and, at the Effective Time, will be canceled and converted into the right to receive (A) a cash payment equal to the cash consideration multiplied by the number of shares underlying such Company RSU (less applicable withholding) and (B) one CVR per underlying Company RSU.
Conditions to Completion of the Acquisition
The Acquisition is subject to customary closing conditions, including, among other things: (a) the approval of the Scheme of Arrangement by a majority in number representing not less than three-fourths (75%) in value of the members or class of members (as the case may be) present and voting (either in person or by proxy) at the Scheme Meeting (as defined in the Transaction Agreement) (including any separate class meeting which may be required by the High Court of Justice of England and Wales (the “Court”)) and the passing of the Company Shareholder Resolution (as defined in the Transaction Agreement) by members representing not less than three-fourths (75%) of the total voting rights of eligible members present and voting (either in person or by proxy) at the Company GM (as defined in the Transaction Agreement), (b) the sanctioning of the Scheme of Arrangement by the Court, (c) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (d) the absence of any order, decree or ruling that remains in effect and enjoins, prevents, prohibits, or makes illegal the consummation of the Contemplated Transactions, (e) that each party’s respective representations and warranties, subject to certain customary materiality standards set forth in the Transaction Agreement, shall be true and correct as of the Effective Time, (f) the performance or compliance in all material respects with the other party’s obligations under the Transaction Agreement, and (g) no Company Material Adverse Effect (as defined in the Transaction Agreement) having occurred that is continuing at the Effective Time.
Representations and Warranties; Covenants
The Transaction Agreement includes customary representations, warranties and covenants of the Company, Parent and Purchaser. The Company has agreed, among other things, to use commercially reasonable efforts to operate its business in the ordinary course until the earlier of the Effective Time or the date the Transaction Agreement is terminated, and not to engage in specified types of transactions during such period. The Company has also agreed to customary non-solicitation restrictions, including not to initiate, solicit, knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals for alternative business combination transactions involving the Company or change the recommendation of the Company Board to the Company’s shareholders regarding the Scheme of Arrangement, in each case, except as otherwise permitted by the Transaction Agreement, including to enter into an alternative transaction that constitutes a Superior Proposal (as defined in the Transaction Agreement) in compliance with the Company Board’s fiduciary duties under applicable law and subject to payment of a termination fee. Parent, Purchaser and the Company have agreed to use reasonable best efforts to take actions that may be required in order to obtain antitrust approval of the proposed transaction, subject to certain limitations.
Termination and Termination Fee
The Transaction Agreement also includes customary termination provisions for both the Company and Parent, including, among others, the right of both parties to terminate for failure to consummate the transactions contemplated by the Transaction Agreement and the Scheme of Arrangement (together, the “Contemplated Transactions”) on or before September 30, 2026, which date shall be extended to March 31, 2027 if the closing condition regarding the expiration of the waiting period (and any extension thereof) under the HSR Act remains unsatisfied. If the Transaction Agreement is terminated under certain circumstances specified in the Transaction Agreement, the Company will be required to pay Parent a termination fee of approximately $63 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a Superior Proposal or the Company Board’s change of recommendation in favor of the Acquisition). The parties to the Transaction Agreement are also entitled to specifically enforce the terms and provisions of the Transaction Agreement.
Voting and Support Agreements
On March 31, 2026, in connection with the execution and delivery of the Transaction Agreement, entities affiliated with Medicxi Ventures, Index Ventures and affiliates of General Atlantic (collectively, the “Supporting

Centessa Pharmaceuticals plc
Notes to the Consolidated Financial Statements
Shareholders”), solely in their respective capacities as shareholders of the Company, each entered into a voting and support agreement (collectively, the “Voting Agreements”) with Parent and the Company, pursuant to which each Supporting Shareholder agreed, among other things, (i) to vote (or cause to vote) in favor of the Scheme of Arrangement and the Company Shareholder Resolution, (ii) to vote against other proposals to acquire the Company and (iii) to certain other restrictions on its ability to take actions with respect to the Company and its Company Shares.
The Voting Agreements have been included to provide information regarding their terms. They are not intended to modify or supplement any factual disclosures about the applicable Supporting Shareholder or the Company in any public reports filed with the SEC by the Company.
The foregoing description of the Voting Agreements is qualified in all respects by reference to the full copy of the form of Voting Agreement.
Contingent Value Rights Agreement
At or prior to the Effective Time, Parent, Purchaser and Computershare Inc., a Delaware Corporation, and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, will enter into the CVR Agreement. Pursuant to the Transaction Agreement, each holder of Company Shares (including Company Shares represented by the ADS) and each holder of Company Covered Award (as defined in the CVR Agreement) will be entitled to receive one CVR for each Company Share or Company Covered Award, as applicable, which represents the right to receive contingent cash payments of up to an aggregate of $9.00 per Company Share, without interest and less any applicable tax withholding upon the achievement of specified regulatory milestones for cleminorexton (formerly ORX750) or ORX142 (the “Milestones”). The Milestones include receipt of U.S. regulatory approval for ORX750 or ORX142 for the treatment of idiopathic hypersomnia, any indication and narcolepsy type 2, respectively, in each case prior to the applicable milestone deadline. The CVR will be subject to the terms and conditions set forth in the CVR Agreement. Each CVR represents a contractual right only. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not be evidenced by certificate or other instrument and will not be registered or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Purchaser or the Company.
Any potential payout of the CVR is subject to various risks and uncertainties related to the development of cleminorexton or ORX142 and U.S. Food and Drug Administration clearances.
There can be no assurance that the Milestones will be achieved prior to their expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to the Milestones.
The foregoing description of the CVR Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the form of the CVR Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and our principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms     and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Under the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls, which may result in changes to our systems and refinements to our processes. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 12, 2025, Gregory Weinhoff, our Chief Business Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Weinhoff's Rule 10b5-1 Trading Plan, which has a plan end date of March 1, 2027, provides for the sale of up to 111,569 ADSs pursuant to the terms of the plan.
On November 12, 2025, Karen Anderson, our Chief People Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Anderson’s Rule 10b5-1 Trading Plan, which has a plan end date of December 31, 2026 provides for the sale of up to 244,319 ADSs pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors required by this Item 10 will be included in our 2026 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Board of Directors and Corporate Governance” and “Executive Officers of the Company.”
Item 11. Executive Compensation
The information required by this Item 11 will be included in the 2026 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Director Compensation,” “Director Compensation Table,” and “Named Executive Officer Compensation.”
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 will be included in the 2026 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in the 2026 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Certain Relationships and Transactions with Related Persons.”
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in the 2026 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Ratification of the Re-Appointment of KPMG LLP, a Delaware Limited Liability Partnership, as the Company’s Independent Registered Public Accounting Firm For The Financial Year Ending December 31, 2026.”

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits:

Exhibit number	Description of exhibit

2.1^***
Transaction Agreement, dated as of March 31, 2026 by and between the Parent, Purchaser and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2026 (File No. 001-40445)

3.1
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445)).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.3*	Description of Registrant’s Securities
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

10.13#†
Incentivization agreement (amended and restated), dated March 18, 2024, by and between LockBody Therapeutics Ltd, Centessa Pharmaceuticals PLC, Centessa Pharmaceuticals (UK) Limited and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445)).

10.14#†*
Incentivization agreement (amended and restated), dated April 28, 2025, by and between Centessa Pharmaceuticals (Orexia) Limited, Centessa Pharmaceuticals PLC, Centessa Pharmaceuticals (UK) Limited and the other parties thereto.

10.15#†
One Federal Street, Boston, MA lease, dated February 7, 2022, by and between One Federal, L.P. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 30, 2022 (File No. 001-40445)).

10.16#
Employment Agreement, dated as of March 30, 2022, between the Registrant and Iqbal Hussain (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445)).

10.17
Loan and Security Agreement, dated as of December 30, 2024, by and between the Registrant, the Borrower Parties thereto and Oxford Finance LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445)).

10.18†
License Agreement, dated February 14, 2025, between Centessa Pharmaceuticals (UK) Limited and Genmab A/S (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445)).

10.19#
Employment Agreement, dated as of January 5, 2026, between the Registrant and Mario Accardi (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on January 7, 2026 (File No. 001-40445)).

10.20
Form of Voting Agreement, by and among Parent, the Registrant and the Supporting Shareholder signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2026 (File No. 001-40445).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2025 (File No. 001-40445)).
21.1*	Subsidiaries of the registrant.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on March 28, 2024 (File No. 001-40445))
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
______________
^    Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*    Filed herewith
**    This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
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

CENTESSA PHARMACEUTICALS PLC

Date: March 31, 2026	By:	/s/ Mario Alberto Accardi, Ph.D.
Name: Mario Alberto Accardi, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

SIGNATURES
Each person whose individual signature appears below hereby constitutes and appoints Mario Alberto Accardi, Ph.D., John Crowley, and Raphael Deferiere, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario Alberto Accardi, Ph.D.
Name: Mario Alberto Accardi, Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 31, 2026
/s/ John Crowley
Name: John Crowley	Chief Financial Officer (Principal Financial Officer)	March 31, 2026
/s/ Raphael Deferiere
Name: Raphael Deferiere	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2026
/s/ Francesco De Rubertis, Ph.D.
Name: Francesco De Rubertis, Ph.D.	Director	March 31, 2026
/s/ Arjun Goyal, M.D., M.Phil, M.B.A.
Name: Arjun Goyal, M.D., M.Phil, M.B.A.	Director	March 31, 2026
/s/ Mathias Hukkelhoven, Ph.D.
Name: Mathias Hukkelhoven Ph.D.	Director	March 31, 2026
/s/ Brett Zbar, M.D
Name: Brett Zbar, M.D.	Director	March 31, 2026
/s/ Mary Lynne Hedley, Ph.D.
Name: Mary Lynne Hedley, Ph.D.	Director	March 31, 2026
/s/ Samarth Kulkarni, Ph.D.
Name: Samarth Kulkarni, Ph.D.	Director	March 31, 2026
/s/ Carol Stuckley, M.B.A.
Name: Carol Stuckley, M.B.A.	Director	March 31, 2026