Form 10-Q
period 2026-03-31
Centessa Pharmaceuticals plc
filed 2026-05-05
CIK 1847903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

+1 (617) 468-5770
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share	CNTA	The Nasdaq Stock Market, LLC*
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	CNTA	The Nasdaq Stock Market, LLC
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

The registrant had outstanding 154,728,966 ordinary shares as of April 28, 2026.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Item 1A - Risk Factors, and include, but are not limited to, the following:
•The Transaction Agreement we entered into on March 31, 2026 with Eli Lilly and Company and LDH XV Corporation, and the risks and uncertainties and potential impacts and timing relating thereto.
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
•Our product candidates are in various stages of development, including several in discovery, preclinical, and clinical stages, and may fail in development or suffer delays that materially adversely affect their commercial viability and we may fail to differentiate our molecules, including cleminorexton (formerly referred to as ORX750), ORX142, ORX489 and other orexin agonist molecules from other available treatment options including other molecules in development.
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
•We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our ADSs less attractive to investors.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“10-Q”) contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” “aim,” “seek,” “strive,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:
•the proposed transaction with Eli Lilly and Company is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Centessa Pharmaceuticals plc
Consolidated Balance Sheets
(unaudited)
(amounts in thousands except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$62,431	$61,299
Short-term investments	214,158	233,281
Tax incentive receivable	56,431	53,917
Prepaid expenses and other current assets	15,659	19,378
Total current assets	348,679	367,875
Long-term investments	257,117	282,548
Property and equipment, net	722	807
Operating lease right-of-use assets	9,794	10,047
Deferred tax asset	24,171	24,778
Other non-current assets	1,280	1,440
Total assets	$641,763	$687,495
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,658	$7,582
Accrued expenses and other current liabilities	25,916	35,353
Total current liabilities	36,574	42,935
Long term debt	110,440	110,095
Operating lease liabilities	7,372	7,573
Other liabilities	29	29
Total liabilities	154,415	$160,632
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares: £0.002 nominal value: 222,480,776 shares authorized, 154,728,966 issued and outstanding at March 31, 2026: 222,480,776 shares authorized, 149,228,068 issued and outstanding at December 31, 2025	419	405
Additional paid-in capital	1,750,996	1,709,978
Accumulated other comprehensive income	1,408	2,714
Accumulated deficit	(1,265,475)	(1,186,234)
Total shareholders’ equity	487,348	526,863
Total liabilities and shareholders' equity	$641,763	$687,495

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(amounts in thousands except share and per share data)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
License and other revenue	$—	$15,000
Operating expenses:
Research and development	59,891	33,443
General and administrative	19,882	12,334
Loss from operations	(79,773)	(30,777)
Interest and investment income	5,138	7,890
Interest expense	(2,731)	(2,877)
Other non-operating income (expense), net	(1,025)	1,026
Loss before income taxes	(78,391)	(24,738)
Income tax expense	850	1,397
Net loss	(79,241)	(26,135)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(580)	643
Unrealized (loss) gain on available for sale securities during period, net of tax of $0.2 million in 2026 and $0 in 2025	(483)	6
Reclassification adjustment for realized net (loss) gain on available for sale marketable securities included in net loss, net of tax of $0.1 million in 2026 and $0.8 million in 2025	(243)	(2,787)
Other comprehensive (loss) income	(1,306)	(2,138)

Total comprehensive loss	$(80,547)	$(28,273)

Net loss per ordinary share - basic and diluted	$(0.52)	$(0.20)
Weighted average ordinary shares outstanding - basic and diluted	153,549,733	133,033,541

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Shareholders’ Equity
(unaudited)
(amounts in thousands except share data)

	Ordinary Shares		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	149,228,068	$405	$1,709,978	$2,714	$(1,186,234)	$526,863
Stock option exercises	5,296,060	13	34,108	—	—	34,121
Share-based compensation expense	—	—	10,565	—	—	10,565
Vesting of ordinary shares	351,988	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(147,150)	—	(3,654)	—	—	(3,654)
Foreign currency translation adjustments	—	—	—	(580)	—	(580)
Unrealized gain (loss) on available for sale securities, net of tax	—	—	—	(483)	—	(483)
Reclassification adjustment for realized net (loss) gain on available for sale marketable securities included in net loss, net of tax	—	—	—	(243)	—	(243)
Net loss	—	—	—	—	(79,241)	(79,241)
Balance at March 31, 2026	154,728,966	$419	$1,750,996	$1,408	$(1,265,475)	$487,348

Balance at January 1, 2025	132,631,587	$359	$1,385,675	$4,213	$(988,702)	$401,545
Issuance of ordinary shares under ATM program, net of issuance costs	372,538	1	6,108	—	—	6,109
Stock option exercises	280,716	1	1,879	—	—	1,880
Share-based compensation expense	—	—	7,883	—	—	7,883
Vesting of ordinary shares	440,909	1	(1)	—	—	—
Shares withheld to pay employee withholding tax on share-based compensation	(171,152)	—	(2,897)	—	—	(2,897)
Foreign currency translation adjustments	—	—	—	643	—	643
Unrealized gain (loss) on available for sale securities, net of tax	—	—	—	6	—	6
Reclassification adjustment for realized net (loss) gain on available for sale marketable securities included in net loss, net of tax	—	—	—	(2,787)	—	(2,787)
Net loss	—	—	—	—	(26,135)	(26,135)
Balance at March 31, 2025	133,554,598	$362	$1,398,647	$2,075	$(1,014,837)	$386,247

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(79,241)	$(26,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,565	7,883
Depreciation and amortization	239	217
Amortization of discount of marketable securities	811	(2,082)
Amortization of debt issuance costs and exit fee of long-term debt	345	312
Change in deferred taxes	828	995
Changes in operating assets and liabilities:
Tax incentive receivable	(3,614)	(4,283)
Prepaid expenses and other assets	3,535	(2,676)
Operating leases, net	53	65
Accounts payable	3,263	(2,095)
Accrued expenses and other liabilities	(9,015)	(29,550)
Other, net	7	103
Net cash used in operating activities	(72,224)	(57,246)

Cash flows from investing activities:
Purchases of investments in marketable securities	(75,539)	(297,476)
Proceeds from maturities of investments in marketable securities	118,246	75,088
Net cash (used in) provided by investing activities	42,707	(222,388)

Cash flows from financing activities:
Proceeds from issuance of shares under ATM program, net of issuance costs	—	6,109
Proceeds from option exercises	34,121	1,763
Payment of employee withholding taxes related to withheld shares for stock based compensation plans	(3,654)	(4,390)
Other, net	—	(396)
Net cash provided by financing activities	30,467	3,086
Effect of exchange rate on cash and cash equivalents	182	(1,517)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,132	(278,065)
Cash, cash equivalents, and restricted cash at beginning of period	61,953	383,221
Cash, cash equivalents, and restricted cash at end of period	$63,085	$105,156
Supplemental disclosure:
Interest paid	$2,404	$1,681
Operating lease payments reducing operating lease liabilities	$417	$408

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
1. Organization and Description of Business
Centessa Pharmaceuticals plc (“Centessa” or “the Company”) is a clinical-stage biotechnology company pioneering a new class of therapeutics in orexin-based neuroscience. We are developing a franchise of small molecule orexin receptor 2 (OX2R) agonists designed to address neuroscience diseases underpinned by dysregulation of wakefulness, attention, cognition, mood, and other symptoms, each grounded in the shared biology of the orexin pathway. Centessa was incorporated on October 26, 2020 as a limited liability company under the laws of England and Wales. In connection with the Company’s initial public offering, or IPO, the Company re-registered Centessa Pharmaceuticals Limited as an English public limited company and renamed it as Centessa Pharmaceuticals plc.
The Proposed Lilly Transaction
On March 31, 2026, we entered into a Transaction Agreement (the “Transaction Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly” or “Parent”), and LDH XV Corporation, a Delaware corporation, and direct wholly owned subsidiary of Parent (“Purchaser”), pursuant to which Purchaser (and/or at Parent’s election its nominee(s)), will acquire our entire issued and to be issued share capital (including shares represented by our ADSs) pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”), for $38.00 in cash per share, without interest, plus one non-transferable contingent value right entitling the holders to receive up to three contingent cash payments of up to an aggregate of $9.00 per share, contingent upon the achievement of specified milestones set forth in the Contingent Value Rights Agreement (the “CVR Agreement”), substantially in the form attached as Annex I to the Transaction Agreement (such contingent value rights, the “CVRs” and, together with the Cash Consideration, the “Transaction Consideration”). The Transaction is expected to close in the third quarter of 2026, subject to certain customary closing conditions, including the approval of the Scheme of Arrangement by our shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. See “Note 3 – Eli Lilly Agreement” in this Form 10-Q for additional information regarding the Transaction.
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
The Company has incurred losses and negative cash flows from operations since inception and the Company had an accumulated deficit of $1.27 billion as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of the product candidates currently in development. Substantial additional capital will be needed by the Company to fund its operations and to develop its product candidates.
The Company entered into a sales agreement, dated January 27, 2023 and amended and restated on November 24, 2025 (the “Sales Agreement”), by and between Centessa Pharmaceuticals plc and Leerink Partners LLC. As sales agent, Leerink Partners LLC provided for the issuance and sale by the Company of up to $250.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the three months ended March 31, 2026, the Company has not sold any ordinary shares under the ATM Program. Since the inception of the ATM program in 2023, as of March 31, 2026, the Company sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds of approximately $36.6 million under the Sales Agreement.
In 2025, the Company completed an offering of its ordinary shares through the sale and issuance of a cumulative 13,372,093 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the underwriters’ over-allotment option to purchase additional shares, was made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $269.2 million. The Company intends to use the net proceeds from the offerings, together with its

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
existing cash, cash equivalents, and investments, to fund the continued development of its product candidates, as well as for general corporate purposes.
The Company expects its existing cash, cash equivalents and investments as of March 31, 2026 of $533.7 million will be sufficient to fund its expected operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited interim consolidated financial statements.
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
As of January 1, 2026, the Company ceased to be a “smaller reporting company” (“SRC”) as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company is no longer permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of Centessa Pharmaceuticals plc and related notes which can be found in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The Summary of Significant Accounting Policies included in the Company’s annual financial statements have not materially changed, except as set forth below.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly:

•the Company’s financial position as of March 31, 2026 and as of December 31, 2025;
•the Company’s results of operations for the three months ended March 31, 2026 and March 31, 2025; and
•the Company’s cash flows for the three months ended March 31, 2026 and March 31, 2025.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
Operating results for the Company for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2025 as reported in the 2025 Annual Report have been omitted. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes for Centessa Pharmaceuticals plc found in the Form 10-K for the year ended December 31, 2025 filed with the SEC.
The Company’s unaudited interim consolidated financial statements include the accounts of Centessa Pharmaceuticals plc, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the amounts shown in the consolidated statement of cash flows as of March 31, 2026 and March 31, 2025 (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$62,431	$105,156
Restricted cash (included within Other non-current assets)	654	654
Total	$63,085	$105,810

Investments in Marketable Securities
The Company invests its excess cash in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper, and municipal bonds. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes, commercial paper and municipal bonds, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.
As of March 31, 2026, investments in U.S. government Treasury and agency securities, corporate notes, commercial paper, and municipal bonds were classified as available-for-sale securities, which are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported net of related income taxes in accumulated other comprehensive income until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
Net Loss Per Ordinary Share
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding for the three months ended March 31, 2026 and March 31, 2025, as they would be anti-dilutive:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Restricted stock awards	—	34,746
Restricted stock units	1,154,321	1,125,346
Stock options	15,428,753	20,300,306
	16,583,074	21,460,398
3. Eli Lilly Agreement
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
Treatment of Company Equity Awards
Pursuant to the Transaction Agreement, at the Effective Time: (i) each outstanding option with an exercise price below the cash consideration (each such option, a “Company Cash-Out Option”), whether vested or unvested, will be canceled and converted into the right to receive (A) a cash payment equal to the excess of the cash consideration over the exercise price, multiplied by the number of shares underlying such Company Cash-Out Option (less applicable withholding), and (B) one CVR per underlying Company Cash-Out Option; (ii) each outstanding option with an exercise price equal to or above the cash consideration (each such option, a “Company Underwater Option”) will fully vest prior to the Effective Time and will be exercisable prior to the Effective Time, with any portion remaining unexercised as of the Effective Time canceled for no consideration; and (iii) each outstanding restricted stock unit otherwise (each such restricted stock unit, a “Company RSU”) will fully vest and, at the Effective Time, will be canceled and converted into the right to receive (A) a cash payment equal to the

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
cash consideration multiplied by the number of shares underlying such Company RSU (less applicable withholding) and (B) one CVR per underlying Company RSU.
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
Voting and Support Agreements
On March 31, 2026, in connection with the execution and delivery of the Transaction Agreement, entities affiliated with Medicxi Ventures, Index Ventures and affiliates of General Atlantic (collectively, the “Supporting Shareholders”), solely in their respective capacities as shareholders of the Company, each entered into a voting and support agreement (collectively, the “Voting Agreements”) with Parent and the Company, pursuant to which each Supporting Shareholder agreed, among other things, (i) to vote (or cause to vote) in favor of the Scheme of Arrangement and the Company Shareholder Resolution, (ii) to vote against other proposals to acquire the Company and (iii) to certain other restrictions on its ability to take actions with respect to the Company and its Company Shares.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
The Company has incurred approximately $2.5 million in advisory fees related to the proposed Lilly transaction for the three months ended March 31, 2026.
4. Genmab License Agreement
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of March 31, 2026, the Company has constrained all variable consideration related to potential milestone payments associated with the License Agreement given the level of uncertainty associated with their achievement. Accordingly, no revenue relating to these milestones has been recognized.
5. Fair Value Measurement
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following fair value hierarchy table presents information about the Company’s financial assets measured and carried at fair value (amounts in thousands):

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2026
Assets
Money Market fund	$606	$—	$—	$606
U.S. Treasury and government agency securities	$49,942	238,922	—	288,864
Corporate debt securities	—	178,002	—	178,002
Commercial Paper	—	9,834	—	9,834
Municipal bonds	—	4,553	—	4,553
Total	$50,548	$431,311	$—	$481,859

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2025
Assets
Money Market fund	$23,970	$—	$—	$23,970
U.S. Treasury and government agency securities	59,842	247,890	—	307,732
Corporate debt securities	—	183,456	—	183,456
Commercial Paper	—	34,616	—	34,616
Total	$83,812	$465,962	$—	$549,774
We classify our investments in available-for-sale U.S. Treasury securities and the money market fund into Level 1 of the ASC Topic 820 hierarchy because fair values represent quoted market prices for identical or comparable instruments. The Company estimates the fair value of its U.S. government agency securities, corporate debt securities, commercial paper, and municipal bonds by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
The following represents the amortized cost bases and fair values of the Company’s fixed income investments as of March 31, 2026 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money Market fund, included in Cash and cash equivalents	$606	$—	$—	$606

U.S. Treasury and government agency securities, included in:
Cash and cash equivalents	$9,979	$—	$(1)	$9,978
Short-term investments	117,574	30	(50)	117,554
Long-term investments	161,784	1	(453)	161,332
Total U.S. Treasury and government agency securities	$289,337	$31	$(504)	$288,864

Corporate debt securities, included in:
Short-term investments	$86,741	$65	$(36)	$86,770
Long-term investments	91,453	83	(304)	91,232
Total Corporate debt securities	$178,194	$148	$(340)	$178,002

Commercial paper, included in:
Short-term investments	$9,841	$—	$(7)	$9,834
Total Commercial paper	$9,841	$—	$(7)	$9,834

Municipal bonds, included in:
Long-term investments	$4,586	$—	$(33)	$4,553
Total Municipal bonds	$4,586	$—	$(33)	$4,553

In aggregate:
Investments above with no unrealized loss	$105,039	$179	$—	$105,218
Investments above with unrealized loss	$377,525	$—	$(884)	$376,641
Total investments	$482,564	$179	$(884)	$481,859

At the end of March 31, 2026, the Company held approximately 73 debt securities, of which 52 were in an unrealized loss position as of the end of the period, with an aggregate fair value of $376.6 million. The Company has not recorded any allowance for credit losses as of March 31, 2026 as it believes the decline in fair value below amortized cost is not related to credit losses. These investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the period. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment.
Gross unrealized gains and losses as of March 31, 2026 were $0.2 million and $0.9 million, respectively, recorded in accumulated other comprehensive (loss) income. On March 31, 2026, the Company entered into a Transaction Agreement and plan of merger with Eli Lilly (the “Transaction Agreement”), pursuant to which the Company will be acquired in a transaction expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions including regulatory approvals and approval by the Company’s shareholders. The Transaction has not been determined to be probable as of March 31, 2026 for purposes of ASC 805, Business Combinations. Pursuant to the terms of the Transaction Agreement, the Company is required to liquidate its marketable securities portfolio and convert the proceeds to cash and cash equivalents prior to or upon closing the transaction. The Company’s obligation to convert these securities is contingent upon the closing of the Transaction Agreement. Accordingly, the Company has continued to classify its marketable securities as available-for-sale as of March 31, 2026, as the obligation to liquidate is contingent upon a closing that had not occurred as of the balance sheet date. Upon

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
completion of the transaction, any unrealized gains or losses currently recognized in the accumulated other comprehensive (loss) income will be reclassified into earnings at the time of sale.
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

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
6. Balance Sheet Components
Prepaid expenses and other current assets consist of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Research and development costs	$7,147	$10,354
Interest receivable	3,279	3,360
Value added tax receivable	1,834	2,131
Insurance related expenses	363	773
Income tax receivable	911	933
Other	2,125	1,827
	$15,659	$19,378
Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Research and development costs	$16,680	$17,694
Personnel related expenses	3,088	14,467
Professional fees	4,343	1,422
Interest payable	821	840
Operating lease	743	713
Other	241	217
	$25,916	$35,353
Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$1,139	$1,139
Office furniture	724	724
Office equipment	43	43
Property and equipment, at cost	1,906	$1,906
Less: Accumulated depreciation	(1,184)	(1,099)
Property and equipment, net	$722	$807

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
7. Debt
Debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Loan and Security Agreement (“LSA”):
Principal amount	$110,000	$110,000
End of term charge	5,500	5,500
Unamortized debt issuance costs and unamortized end of term charge	(5,060)	$(5,405)
Loan and Security Agreement (carried at amortized cost)	$110,440	$110,095
The fair value of LSA, classified as Level 2 under ASC Topic 820, Fair Value Measurement	$114,318	$108,515
Future principal payments, including the end of term charge, are as follows (in thousands):

Year ending:	Payments
2026	—
2027	—
2028	115,500
Total principal payments, including End of Term Charge	$115,500

On March 31, 2026, the Company entered into a Transaction Agreement pursuant to which the Company will be acquired in a transaction expected to close in the third quarter of 2026, subject to the satisfaction of customary closing conditions including regulatory approvals and approval by the Company’s shareholders. The Transaction has not been determined to be probable as of March 31, 2026 for purposes of ASC 805, Business Combinations. For additional information regarding the pending transaction, see Note 3. Pursuant to the terms of the Transaction Agreement, the Company is required to prepay in full its outstanding debt under the LSA upon the closing of the transaction. The Company’s obligation to prepay is contingent solely upon the closing of the Transaction, which had not occurred as of March 31, 2026. The Company’s outstanding debt matures in December 2029, and the Company was in compliance with all covenants under the LSA as of March 31, 2026. The Company has therefore continued to classify its outstanding debt under the LSA as noncurrent in the accompanying interim consolidated balance sheet as of March 31, 2026. Upon consummation of the Transaction, the Company expects to repay the outstanding principal balance, together with accrued interest, 2% prepayment fee and end of term charge.
8. Commitments and Contingencies
Commitments
As of March 31, 2026, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding of up to $35.8 million, of which the Company expects to pay $30.2 million within one year and $5.6 million over one year to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are generally cancellable at any time upon less than 90 days’ prior written notice.
Licensing and Collaborative Arrangements
The Company is party to in-licensing and collaboration arrangements to develop and commercialize intellectual property. Included in research and development expense in the Company’s consolidated statement of operations and comprehensive loss for three months ended March 31, 2026 were aggregate incurred expenses of $4.8 million reflecting development milestone costs. As of March 31, 2026, the Company had $3.0 million in-licensing and collaborative arrangement milestone obligations recorded on its balance sheet in Accounts payable.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
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
As of March 31, 2026, incentivization agreements associated with Centessa Bioscience, Inc. (formerly Palladio Bioscience, Inc.), Capella Bioscience Limited, Centessa Pharmaceuticals (Morphogen-IX) Limited (formerly Morphogen-IX Limited), Pearl River Bio, Pega-One SAS, ApcinteX Limited and Z-Factor Limited have ceased to apply following the discontinuation of the related programs. Incentivization agreements in respect of our orexin program and LockBody program continue to subsist.
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
Pursuant to an Amended and Restated Incentivization Deed relating to Orexia Products, as it relates to the orexin program (originally entered into on January 23, 2021 and amended and restated on April 28, 2025, the “Incentivization Deed”), certain members of the senior management team of Orexia Therapeutics Limited are entitled to receive an aggregated cash payment of approximately $50 million upon the consummation of a qualifying change of control of Centessa, including the Proposed Lilly Transaction. Because this obligation arises only upon closing, no liability has been recognized in the unaudited interim consolidated balance sheet as of March 31, 2026. The Company currently expects the Proposed Lilly Transaction to close in the third quarter of 2026, at which time the obligation would become payable. As of March, 31, 2026, there are no obligations that are probable or reasonably possible related to the LockBody program.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
9. Share-based Compensation
Centessa Pharmaceuticals plc Stock Option and Incentive Plan
Remaining shares available for future grants as of March 31, 2026 under the 2021 Stock Option and Incentive Plan (the “2021 Plan”) were 17,152,838.

Share-based Compensation Expense
The Company recorded share-based compensation expense in the following expense categories in the unaudited interim consolidated statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$4,085	$4,157
General and administrative	6,480	3,726
	$10,565	$7,883

    The Company recognized $2.7 million of non-cash share-based payment expense due to modifications of certain options and RSUs during the three months ended March 31, 2026, all of which were recorded in general and administrative expense.
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2026	19,683,162	$10.11	7.1 years
Granted	2,301,600	$25.24
Exercised	(5,296,060)	$6.44
Forfeited	(1,259,949)	$13.64
Balance at March 31, 2026	15,428,753	$13.34	7.7 years	$407.0
Exercisable at March 31, 2026	7,579,852	$9.36	6.4 years	$230.1
Vested and expected to vest at March 31, 2026	15,428,753	$13.34	7.7 years	$407.0
The weighted-average grant date fair value of options granted was $16.46 per share for the three months ended March 31, 2026. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards was $84.0 million, which the Company expects to recognize over a weighted-average period of 3.3 years.
Based on the trading price of $39.72 per ADS, which is the closing price as of March 31, 2026, the aggregate intrinsic value of outstanding options as of March 31, 2026 was $407.0 million.

Centessa Pharmaceuticals plc
Notes to the Unaudited Interim Consolidated Financial Statements
During the three months ended March 31, 2026, the fair value of each option was estimated on the date of grant under the Black-Scholes option pricing model using the weighted average assumptions in the table below:

Expected term	6.1 years
Expected stock price volatility	69.1%
Risk-free interest rate	3.9%
Expected dividend yield	0%

Restricted Share Units
The following table summarizes ordinary share activity related to the restricted stock programs for the three months ended March 31, 2026:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2026	984,059	$7.53
Granted	650,200	$25.19
Vested	(351,988)	$6.79
Forfeited	(127,950)	$6.69
Unvested at March 31, 2026	1,154,321	$17.79

Unrecognized compensation expense at March 31, 2026 (in thousands)	$19,403
Expected weighted average recognition period	3.4 years
Employee Share Purchase Plan
As of March 31, 2026, no shares have been purchased or issued under the 2021 Employee Share Purchase Plan (the “ESPP”) and remaining shares reserved for the ESPP were 2,708,615.
10. Segment Information
Centessa Pharmaceuticals plc is a clinical-stage biotechnology company pioneering a new class of therapeutics in orexin-based neuroscience. While the Company received non-recurring revenue related to the out-license of Genmab and related antibodies for the three months ended March 31, 2025, the Company’s ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates.
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
The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
License and other revenue	$—	$15,000
Less:
Cleminorexton¹	(20,503)	(13,666)
Other Orexin program expenses[1]	(23,758)	(6,427)
LockBody technology program expenses	(1,530)	(3,418)
Discontinued R&D program expenses	52	(2,917)
Other R&D expenses:
Personnel expenses[2]	(11,714)	(6,302)
Research tax incentives	3,630	4,259
Other internal R&D expenses	(1,983)	(815)
General and administrative expenses¹	(13,402)	(8,608)
Share-based compensation	(10,565)	(7,883)
Interest income	5,138	7,890
Interest expense	(2,731)	(2,877)
Other segment items[3]	(1,025)	1,026
Income tax expense	(850)	(1,397)
Consolidated net loss	$(79,241)	$(26,135)

¹ Beginning December 31, 2025, expenses related to the cleminorexton trial have been identified as significant segment expenses. The expenses for this trial have been recast for periods prior to December 31, 2025. These amounts were previously combined and disclosed under “OX2R program expenses” for the quarter ended March 31, 2025.
² Excludes share-based compensation which is presented separately below
[3] Other segment items includes Other non-operating income (expense), net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes thereto, included elsewhere herein and the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation, all of which are contained in our Annual Report on Form 10-K (the “2025 Annual Report”) filed with the SEC. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Overview
We are a clinical-stage biotechnology company pioneering a new class of therapeutics in orexin-based neuroscience. We are developing a franchise of small molecule orexin receptor 2 (OX2R) agonists designed to address neuroscience diseases underpinned by dysregulation of wakefulness, attention, cognition, mood, and other symptoms, each grounded in the shared biology of the orexin pathway. Our OX2R agonist pipeline includes cleminorexton (formerly referred to as ORX750), our most advanced OX2R agonist development candidate, ORX142, ORX489, and other OX2R agonists in preclinical development, and research efforts on differentiated pharmacology associated with the activation of the orexin system. We also have an early-stage immuno-oncology program focused on our novel LockBody® technology platform.
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents and investments of $533.7 million. Since inception, we have devoted substantially all of our resources to acquiring and developing product and technology rights, conducting research and development in its discovery and enabling stages, advancing clinical and preclinical trials, business operations and raising capital. We have incurred recurring losses and negative cash flows from operations since inception and have funded operations primarily through the sale and issuance of our equity securities and debt financing. The ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of current or future product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with ongoing development activities related to our pipeline programs as we advance the preclinical and clinical development of product candidates; perform research activities as we seek to discover and develop additional programs and product candidates; carry out maintenance, expansion enforcement, defense, and protection of our intellectual property portfolio; and hire additional research and development, clinical and commercial personnel. Further, inflation may affect our use of capital resources by increasing our cost of labor, research, manufacturing and clinical trial expenses. Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of March 31, 2026 of $533.7 million to fund our operations into mid-2028.
Components of Results of Operations
Revenues
While we received non-recurring revenue related to out-licensing in the past, our ability to generate recurring product revenue and to become profitable will depend upon the ability to successfully develop, obtain regulatory approval and commercialize any current and future product candidates. Because of the numerous risks and uncertainties associated with product development and regulatory approval, we are unable to predict the amount or timing of product revenue.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase significantly over the next several years due to increases in costs to conduct clinical trials for current product candidates and other clinical trials for future product candidates and costs to prepare regulatory filings for any product candidates and increases in personnel costs, including share-based compensation.
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
Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2026 and March 31, 2025 (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
License and other revenue	$—	$15,000
Operating expenses:
Research and development	59,891	33,443
General and administrative	19,882	12,334
Loss from operations	(79,773)	(30,777)
Interest and investment income	5,138	7,890
Interest expense	(2,731)	(2,877)
Other non-operating income (expense), net	(1,025)	1,026
Loss before income tax expense	(78,391)	(24,738)
Income tax expense	850	1,397
Net loss	$(79,241)	$(26,135)
License and other revenue
On February 14, 2025, the Company entered into a license agreement (the “License Agreement”) with Genmab A/S (“Genmab”). During the three months ended March 31, 2025, the Company recorded revenue of $15.0 million related to a $15.0 million up front payment received from Genmab upon execution of the License Agreement. See Note 4 - Genmab License Agreement.
Research and Development Expenses
The following table summarizes research and development expenses by program incurred for the following periods (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Programs:
Cleminorexton[1]	$20,503	$13,666
Other Orexin program expenses[1]	23,758	6,427
LockBody technology program expenses	1,530	3,418
Discontinued programs	(52)	2,917
Non-asset specific costs:
Personnel expenses	15,799	10,459
Research tax incentives	(3,630)	(4,259)
Other internal R&D expenses	1,983	815
Research and development expenses	$59,891	$33,443

[1] Beginning December 31, 2025, expenses related to the cleminorexton trial have been identified as significant segment expenses. The expenses for this trial have been recast for periods prior to December 31, 2025. These amounts were previously combined and disclosed under “OX2R agonist” for the quarter ended March 31, 2025.

Research and development expenses for the three months ended March 31, 2026 were $59.9 million, compared with $33.4 million for the three months ended March 31, 2025. The increase in research and development expenses reflects higher development costs of $24.2 million for the Orexin program and higher personnel expenses. Specifically, the cleminorexton program increased $6.8 million due to higher clinical study costs associated with the LTE clinical trial, which was initiated in the second half of 2025. Other Orexin program expenses increased by $17.3 million due to higher clinical study costs for ORX142 as well as developmental milestones related to ORX489. Personnel expenses in the first three months of 2026 increased $5.3 million primarily driven by increased headcount and higher salaries from annual merit increases and higher fringe benefit costs.
General and Administrative Expenses
The following table summarizes the general and administrative expenses for the following periods (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Personnel expenses	$11,514	$7,033
Legal and professional fees	5,540	2,980
Other expenses	2,828	2,321
	$19,882	$12,334
General and administrative expenses for the three months ended March 31, 2026 were $19.9 million, compared to $12.3 million for the three months ended March 31, 2025. This was primarily driven by a $4.5 million increase in personnel costs, primarily due to $2.7 million of non-cash share-based payment expense incurred due to modifications of certain options and RSUs during the three months ended March 31, 2026, as well as $1.7 million in higher salaries from annual merit increases and higher fringe benefit costs. The increase was further driven by a $2.6 million increase in Legal and professional fees, primarily due to $2.5 million in advisory fees incurred in the quarter related to the proposed Lilly Transaction.
Interest and Investment Income and Interest Expense
For the three months ended March 31, 2026, interest and investment income was $5.1 million, which was a decrease of $2.5 million compared to the three months ended March 31, 2025, resulting from lower investment income offset by higher interest earned from the Company’s fixed investments due to a higher average cash, cash equivalent and investments balance as compared to the prior quarter.
Interest expense was $2.7 million in the first three months of 2026, reflecting a decrease of $0.2 million from the first three months of 2025, as a result of a lower interest rate.
Other Non-Operating Income (Expense), net
Other non-operating income (expense), net for the three months ended March 31, 2026 was a loss of $1.0 million, compared to a gain of $1.0 million three months ended March 31, 2025, with the change resulting from foreign currency fluctuations during each period.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had cash, cash equivalents and investments of $533.7 million, of which $62.4 million was classified as cash and cash equivalents, $214.2 million was classified as short-term investments and $257.1 million was classified as long-term investments on our Consolidated Balance Sheet. The Company invests in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate notes and commercial paper. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate notes and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Securities with original maturities of three months or less when purchased are included in cash and cash equivalents. We consider investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments, while remaining maturities greater than one year are classified as long-term investments.

Based on our current operating model and development plans, we expect cash, cash equivalents and investments as of March 31, 2026 to fund our operations into mid-2028.
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
The Company entered into a Sales Agreement, dated January 27, 2023 and amended and restated on November 24, 2025 (the “Sales Agreement”), by and between Centessa Pharmaceuticals plc and Leerink Partners LLC. As sales agent, Leerink Partners LLC provided for the issuance and sale by the Company of up to $250.0 million of its ordinary shares represented by American Depository Shares (“ADSs”) from time to time in “at-the-market” offerings (“ATM Program”). In the three months ended March 31, 2026, the Company has not sold any ordinary shares under the ATM Program. Since the inception of the ATM program in 2023, as of March 31, 2026, the Company sold 4,663,354 ordinary shares under the ATM Program, resulting in net proceeds of approximately $36.6 million under the Sales Agreement.
In 2025, the Company completed offerings of its ordinary shares through the sale and issuance of a cumulative 13,372,093 ADSs. Each ADS represents one ordinary share with a nominal value of £0.002 per ordinary share. The completed offerings, which included the Underwriters’ over-allotment option to purchase additional shares, were made pursuant to the Shelf registration. The net proceeds of these offerings, after deducting underwriting discounts and commissions and offering expenses, was approximately $269.2 million. The Company intends to use the net proceeds from the offerings, together with its existing cash, cash equivalents, and investments, to fund the continued development of its product candidates, as well as for general corporate purposes.

We have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect liquidity over the next five years.
Cash Flows
The following table shows a summary of cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash (used in) provided by:
Operating activities	$(72,224)	$(57,246)
Investing activities	42,707	(222,388)
Financing activities	30,467	3,086
Exchange rate effect on cash and cash equivalents	182	(1,517)
Net increase (decrease) in cash and cash equivalents	$1,132	$(278,065)
Operating Activities
During the three months ended March 31, 2026, we used $72.2 million of net cash in operating activities. Cash used in operating activities reflected a net loss of $79.2 million reduced by non-cash charges of $12.8 million, which included share-based compensation, depreciation and amortization expenses. In addition, cash used in operating activities during the three months ended March 31, 2026 included net outflows of approximately $5.8 million related to decreases in accrued expenses and other liabilities and tax incentive receivables.
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
Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $42.7 million, largely reflecting proceeds from redemption of fixed income investments. During the three months ended March 31, 2025, net cash used in investing activities was $222.4 million, largely reflecting the net investment of excess cash in fixed income investments.
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $30.5 million, primarily reflecting the proceeds from stock option exercises, offset by payment of employee withholding taxes related to share-based compensation. During the three months ended March 31, 2025, net cash provided by financing activities was $3.1 million, primarily reflecting the proceeds from the ATM program, partially offset by payment of employee withholding taxes related to share-based compensation.
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
As of March 31, 2026, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2025. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements appearing in this Quarterly Report.

Contractual Obligations and Other Commitments
As of March 31, 2026, other than what has been disclosed in Note 7 – Debt and Note 8 – Commitment and contingencies, there were no material changes to our contractual obligations and other commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
As of January 1, 2026, the Company ceased to be a “smaller reporting company” (“SRC”) as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company is no longer permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and investments of $533.7 million and $577.1 million, respectively. Our cash, cash equivalent, and investment balances are invested in U.S. government agency securities, corporate debt securities, commercial paper, and municipal bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. Due to the duration of our investment portfolio and the low risk profile of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material impact on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) have occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2026, we had 129 full-time equivalent employees. We may not be successful in retaining employees or finding replacements which could have a material adverse effect on our ability to develop and commercialize our programs and product candidates. As our development and commercialization plans and strategies develop, and as we refine our operations as a public company, we expect to need additional managerial, operational, sales, marketing, legal, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As of March 31, 2026, we had 129 full-time equivalent employees who are located in different geographies across the U.S., UK, UAE and the European Union who provide services across our organization (including operational, administrative, research and development, and other support services). We also have consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our team may limit our ability to devote adequate personnel, time, and resources to support our operational, research and development activities, and the management of compliance, financial, accounting, and reporting matters. If our team fails to provide adequate operational, administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. If the Transaction is not completed, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations in order to enter and advance our product candidates through preclinical studies and clinical trials. For example, in December 2024 we entered into the Oxford Finance Loan and Security Agreement (See Note 7 – “Debt” for more information). In November 2025, we entered into an amended and restated Open Market Sale Agreement (the “Sale Agreement”) with Leerink Partners LLC (“Leerink”), under which Leerink is able to offer and sell, from time to time in “at-the-market” (“ATM”) offerings, shares of the Company’s ADSs having aggregate gross proceeds of up to $250 million. In the event of a sale of Company shares under the ATM, the Company is obligated to pay to Leerink cash commissions of up to 3.0% of the gross proceeds of sales of ADSs under the Sale Agreement.
As of March 31, 2026, we had cash, cash equivalents, and investments of $533.7 million. Based on our current operating model and development plans, which include certain assumptions, the Company expects cash, cash equivalents, and investments to fund its operations into mid-2028. Our future capital requirements and the period for which we project our existing resources to support our operations may vary significantly from what we currently expect, and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. These enacted or proposed legislative and regulatory changes affecting the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. See “Business - Government Regulation - Health Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We expect the cost of our product candidates and programs to be substantial, when and if they achieve regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. See section entitled “Business - Government Regulation - Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other United States Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For example, in Europe, the collection and use of personal data, including health related data, is governed by the General Data Protection Regulation (“EU GDPR”) which is applicable across the European Economic Area (“EEA”), and by related applicable data protection and privacy laws of the member states of the EEA. Switzerland has passed similar laws, and, following Brexit, the United Kingdom (“UK”) has transposed the EU GDPR into UK domestic law with effect from January 2021 (“UK GDPR”), which governs the collection and use of personal data, along with applicable UK data protection and privacy laws which supplement the UK GDPR (including the UK Data Protection Act 2018 and UK Data (Use and Access) Act 2025). In this Quarterly Report on Form 10-Q, “GDPR” refers to both the UK GDPR and the EU GDPR, unless specified otherwise.
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
As of January 1, 2026 the Company ceased to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, the Company is no longer permitted to take advantage of scaled disclosure requirements for SRCs. The Company will retain its non-accelerated filer status for its filings due in the fiscal year 2026. The Company anticipates that it will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and its independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting.
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
Our executive officers, directors, and 5.0% shareholders beneficially owned approximately 42.8% of our voting shares as of March 31, 2026. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine matters requiring shareholder approval. For example, these shareholders may be able to control elections, re-elections and removal of directors, amendments of our articles of association, or approval of any merger, scheme of arrangement, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs.
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
As of March 31, 2026, the aggregate number of ordinary shares that may be issued pursuant to future share awards under the 2021 Plan is 17,152,838 ordinary shares. The number of ordinary shares reserved for issuance under the 2021 Plan shall be cumulatively increased on January 1, 2023 and each January 1 thereafter by up to 5.0% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year or a lesser number of ordinary shares determined by our board of directors. Unless our board of directors elects not to increase the number of ordinary shares available for future grant each year, our shareholders may experience additional dilution, which could cause the price of our ADSs to fall.

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
As a public company, we incur significant legal, accounting, and other expenses that we had not historically incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission (“SEC”), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We have taken advantage of this; however, as of January 1, 2026, we ceased to be a “smaller reporting company” as defined in the Exchange Act. For the first fiscal quarter of 2026, we are no longer be permitted to take advantage of scaled disclosure requirements for SRCs. We will retain our non-accelerated filer status for our filings due in the fiscal year 2026. We anticipate that we will have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2026, and our independent registered public accounting firm will have to evaluate and report on the effectiveness of internal control over financial reporting. We will be required to implement these additional requirements, which could result in us incurring additional expenses. Shareholder activism, the current political environment, and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
For taxable years of non-U.S. corporations beginning after December 31, 2025, a non-U.S. corporation is treated as an “foreign controlled foreign corporation” (“FCFC”) if it is not a CFC and “Foreign Controlled United States Shareholders” (as defined below) collectively own, directly, indirectly through certain entities or constructively, more than 50% of the total combined voting power or total value of the corporation’s stock. Under Section 951B of the Code, any United States person (as defined in Section 957(c) of the Code) who directly, indirectly through certain entities or constructively owns 50% or more of the total combined voting power or value of all classes of stock of the non-U.S. corporation is considered to be a “Foreign Controlled United States Shareholder”. In general, the rules described above with respect to Ten Percent Shareholders of CFCs also apply to Foreign Controlled United States Shareholders of FCFCs.
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
On November 28, 2025, Tia Bush, our Chief Technology and Quality Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Bush’s Rule 10b5-1 Trading Plan, which had a plan end date of December 30, 2026, provided for the sale of up to 160,338 ADSs pursuant to the terms of the plan.
On January 27, 2026, Mario Alberto Accardi, our Chief Executive Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Accardi’s Rule 10b5-1 Trading Plan, which had a plan end date of April 30, 2027, provided for the sale of up to 110,715 ADSs pursuant to the terms of the plan.
On January 29, 2026, Iqbal Hussain, our Chief Legal and Compliance Officer, adopted a trading arrangement for the sale of the Company's ADSs, or a Rule 10b5-1 Trading Plan, that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Hussain’s Rule 10b5-1 Trading Plan, which had a plan end date of May 1, 2027, provided for the sale of up to 130,900 ADSs pursuant to the terms of the plan.
On March 31, 2026, Mario Alberto Accardi, our Chief Executive Officer, Tia Bush, our Chief Technology and Quality Officer, Iqbal Hussain, our Chief Legal and Compliance Officer, Karen Anderson, our Chief People Officer, and Gregory Weinhoff, our Chief Business Officer, terminated the trading arrangements they had previously adopted with respect to the sale of our ordinary shares that were intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits
(a)Exhibits:

Exhibit number	Description of exhibit

3.1
Articles of Association of the registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2022 (File No. 001-40445)).

4.1	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
4.2	Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255393)).
10.1*#†	Employment Agreement, dated as of January 6, 2025, and as amended on December 11, 2025, and Retention Letter thereunder, dated as of February 13, 2026, between the Registrant and Stephen Kanes.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Link Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.)
______________

^	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
*	Filed herewith
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTESSA PHARMACEUTICALS PLC

Date: May 5, 2026	By:	/s/ Mario Alberto Accardi, Ph.D.
Name: Mario Alberto Accardi, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ John Crowley
Name: John Crowley
Title: Chief Financial Officer (Principal Financial Officer)